Form 10-K
period 2011-05-29
NATIONAL SEMICONDUCTOR CORP
filed 2011-07-27
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2011.
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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of our common stock held by non-affiliates of the registrant as of November 28, 2010 was approximately $2,379,839,178 based on the last reported sale price on the last trading date prior to that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of June 26, 2011 was 253,273,331 shares.

NATIONAL SEMICONDUCTOR CORPORATION

PART I

ITEM 1.    BUSINESS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I "Item 1A. Risk Factors" of this Form 10-K. These statements relate to, among other things, the pending merger, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "should," "intend," "will," and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A. of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (SEC). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

The Merger

 On April 4, 2011, we entered into a definitive agreement (the Merger Agreement) with Texas Instruments Incorporated (TI) and Orion Merger Corp., a wholly owned subsidiary of TI (Merger Sub), under which Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into National, and National will be the surviving corporation in the merger and a wholly owned subsidiary of TI. Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the merger (the Effective Time), each share of National common stock issued and outstanding immediately prior to the Effective Time (other than shares (i) held in treasury of National, (ii) owned by TI or Merger Sub or (iii) owned by shareholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $25.00 in cash, without interest. Our Board of Directors unanimously approved the Merger Agreement and the merger on April 4, 2011, and on June 21, 2011, the Merger Agreement was adopted by our shareholders at a special meeting. The completion of the merger is subject to various closing conditions, including receiving certain foreign antitrust approvals. The transaction is expected to close before the end of the calendar year.

            The Merger Agreement contains customary representations, warranties and covenants by us. It also contains certain termination rights whereby we would pay TI a cash termination fee of $200.0 million or TI would pay us a cash termination fee of $350.0 million upon the termination of the Merger Agreement under certain circumstances as set forth in the Merger Agreement. We retained the services of Qatalyst Partners LP (Qatalyst) to act as financial advisor to our Board of Directors for purposes of advising us in connection with the merger and to evaluate whether the consideration to be received in the merger by our shareholders was fair, from a financial point of view, to such holders. We agreed to pay Qatalyst a fee of $28.0 million, $5.0 million of which was paid upon delivery of Qatalyst's opinion and the remainder of which will be paid upon, and subject to, the consummation of the merger. In the event the merger is not consummated and we receive a termination fee from TI, we would be obligated to pay Qatalyst up to the remainder of the $28.0 million fee.

Overview

 We are one of the world's leading semiconductor companies focused on analog and mixed-signal integrated circuits and sub-systems, particularly in the area of power management. Founded in 1959, we design, develop, manufacture and market high-value, high-performance, analog-intensive solutions that improve performance and energy efficiency in electronic systems. We have a diversified product portfolio which includes power management circuits, audio and operational amplifiers, communication interface products and data conversion solutions. Our portfolio of over 13,000 products is sold to a diversified group of end-customers, ranging from smaller customers serviced by an extensive distribution network to large original equipment manufacturers (OEMs). Energy-efficiency is our overarching theme and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. We target a broad range of markets and applications such as:

• wireless handsets (including smart phones)	• automotive applications
and other portable applications	• factory and office automation
• wireless basestations	• medical applications
• network infrastructure	• photovoltaic systems
• industrial and sensing applications	• LED lighting

            We benefit from an extensive intellectual property portfolio that includes more than 3,000 patents. We are focused on supporting the innovation needed for a strong new product development pipeline.

            For fiscal 2011, our net sales were $1.5 billion, our operating income was $451.6 million and our net income was $298.8 million. A large portion of our sales come from analog products that are classified within the general purpose analog categories (as defined by the World Semiconductor Trade Statistics or WSTS). General purpose analog products are defined by WSTS as amplifiers, signal conversion, power management and interface products, representing the fundamental circuits that electronic systems need in order to deal with continuously varying signals of the real world, such as light, sound, pressure, temperature and speed. Within the general purpose analog market, our strengths have historically been in the power management, amplifier and interface areas where higher performance coupled with ease of use typically result in higher gross margins. In addition to general purpose analog products, we also develop application-specific analog sub-systems that typically carry higher values and are often targeted at high-growth markets.

            Approximately 93 percent of our revenue in fiscal 2011 was generated from Analog segment products. Our product line operations are organized under one group called the Product Group, which is responsible for designing and developing a wide range of analog integrated circuits, many of which convert and regulate voltages to ensure that electronic systems operate to their fullest potential with the lowest overall power consumption or the highest energy efficiency. It also designs and develops integrated circuits that handle the requisite analog technology for information or data as it travels from the point where it enters the electronic system, is conditioned, converted and processed to the point where it is sent out. In addition to providing real world interfaces, these products are used extensively in signal conditioning, signal conversion (from analog to digital and vice versa) and high-speed interfacing applications.

            National Semiconductor Corporation was incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. Our common stock is listed on the New York Stock Exchange under the trading symbol "NSM." Our fiscal year ends on the last Sunday of May and references in this document to fiscal 2011 refer to our fiscal year ended May 29, 2011. References to fiscal 2010 refer to our fiscal year ended May 30, 2010 and references to fiscal 2009 refer to our fiscal year ended May 31, 2009. Fiscal 2011 and 2010 were each a 52-week year. Fiscal 2009 was a 53-week year. Operating results for this additional week in fiscal 2009 were considered immaterial to our consolidated results of operations in fiscal 2009. Our internet address is www.national.com. We post the following filings in the "Investor Relations" section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of the filings on our website are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Business Conduct and Ethics, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and other governance policies. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

            References in this report to "National," "we", "us," "our" and "the company" mean National Semiconductor Corporation and its consolidated subsidiaries.

Recent Highlights

 As the global economy continued to slowly recover throughout fiscal 2011, we experienced revenue growth from our core analog product areas. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives, as well as pursue acquisitions or business investments to gain access to key technologies that we believe augment our existing technical capability and support our business objectives. Those activities in fiscal 2011 included the acquisition of substantially all of the assets of GTronix Inc. in June 2010 (See Note 7 to the Consolidated Financial Statements), as well as our efforts to sell our manufacturing facilities in China and Texas that were closed in fiscal 2010 (See Note 6 to the Consolidated Financial Statements).

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

            We are a leading supplier of analog and mixed-signal products, serving both broad-based markets such as the consumer, industrial, medical, automotive and communications, and more narrowly defined markets such as wireless handsets (including smart phones) and other portable applications, LED lighting, renewable energy, portable medical and communications infrastructure. Our analog and mixed-signal devices include:

• operational and audio amplifiers	• lighting and display circuits
• power references, regulators and	• adaptive voltage scaling circuits
switches	• radio frequency integrated circuits
• analog-to-digital or digital-to-analog
converters
• communication interface circuits

            Other product offerings that are not analog or mixed-signal include microcontrollers and embedded BluetoothTM solutions that collectively serve a wide variety of applications in the wireless, personal computer, industrial, automotive, consumer and communication markets. These products represent our older products for which we no longer invest our research and development effort.

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

            In addition to our Product Group, our corporate organization in fiscal 2011 included the Worldwide Marketing and Sales Group and the Manufacturing Operations Group.

Product Group

 Beginning in fiscal 2011, we combined the activities of the former Key Market Segments Group together with certain emerging product lines that were previously a part of two separate power business units to form a new product line business unit called the strategic growth markets business unit. This business unit concentrates its efforts on selected high-growth emerging markets that represent promising opportunities to the company. The remaining product lines that were previously a part of the former performance power products business unit were combined with the remaining product lines within the infrastructure power business unit and were renamed the power products business unit. As a result, product line business units that make up the Product Group include custom solutions, high-speed products, mobile devices power, power products, precision signal path and strategic growth markets business units.

            We have three different business units that address the power management area: mobile devices power, power products and strategic growth markets. Power management refers to the conversion and management of power consumption in electronic systems. Integrated circuits such as digital processors, analog-to-digital converters and light emitting diodes each require different power sources to operate efficiently. Power management integrated circuits convert and regulate voltages to ensure that electronic systems operate properly. Our high-performance power management portfolio provides valuable solutions to our customers to solve design problems in space and energy-constrained applications from feature-rich portable devices to large line-powered systems.

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

            There are also two business units that address the signal path area: precision signal path and high-speed products. Signal path refers to the analog technology that is applied to the path that information or data travels along from the point where it enters the electronic equipment and is conditioned, converted and processed to the point where it is sent out. Our signal path products provide a vital technology link that allows the user to connect to digital information and are used to enable and enrich the user experience of sight and sound from many electronic applications. In addition to providing the real-world interfaces, signal path products are used extensively in signal conditioning, signal conversion (from analog-to-digital and vice versa) and high-speed signal interfacing applications.

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

Worldwide Marketing and Sales Group and Manufacturing Operations Group

 The Worldwide Marketing and Sales Group is our global sales and marketing organization organized around the four major regions of the world where we operate. We define our four major regions as the Americas, Asia Pacific (which excludes Japan), Europe and Japan. Reference to these regions elsewhere in this document is based on this definition.

            The Manufacturing Operations Group is a centralized worldwide organization that manages all production, including outsourced manufacturing, global logistics, and is responsible for quality assurance, purchasing and supply chain management. The Manufacturing Operations Group is also responsible for process development and packaging technology.

Segment Financial Information and Geographic Information

 Under the criteria defined by generally accepted accounting principles (GAAP), Analog is our only reportable segment for fiscal 2011. The remaining business units that are not included in the Analog reportable segment are grouped as "All Others."

            Our business is dependent on the success of our Analog segment, which represented approximately 93 percent of our sales in fiscal 2011. Consequently, the Analog segment faces the same risks as those for the company as a whole, including risks attendant to our foreign operations. For a more complete discussion of those risks, see the discussion that appears in Part I, "Item 1A. Risk Factors," of this Form 10-K.

            For further financial information on the Analog reportable segment, as well as geographic information, refer to the information contained in Note 16, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales

 We market our products globally to OEMs and original design manufacturers (ODMs) through a direct sales force. Some of our major OEMs include:

•	Apple	•	Motorola	•	Research in Motion Ltd
•	Continental	•	Nokia	•	Robert Bosch
•	Huawei	•	Nokia Siemens Network	•	Samsung
•	LG Electronics	•	Novero	•	Siemens
•	L.M. Ericsson	•	Panasonic	•	Sony Ericsson Mobile
Communications

            It is common in the technology industry for OEMs to use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the computing and cellular phone markets, can ultimately result in sales to a third party contract manufacturer or ODM.

            In addition to our direct sales force, we use distributors in our four geographic business regions, and approximately 71 percent of our fiscal 2011 net sales were made to distributors, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices. The dairitens typically provide fulfillment services for the sale of our products to customers in Japan. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. Distributors do not have the right to return product except under customary warranty provisions. The programs we offer to our distributors include the following:

  •
  Allowances involving pricing and volume.  We refer to this as the "contract sales debit" program.
  •
  Allowances for inventory scrap.  We refer to this as the "scrap allowance" program.

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

Customers

 Our top ten customers combined represented approximately 61 percent of total accounts receivable at May 29, 2011 and approximately 58 percent at May 30, 2010.

            Net sales to major customers as a percentage of total net sales were as follows:

	2011	2010	2009

Distributor:
Avnet	20%	17%	15%
Arrow	16%	15%	13%

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

Seasonality

 We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. This seasonal trend did not occur during fiscal 2011 since sales in our first quarter of fiscal 2011 were 3 percent higher than sales in the preceding fourth quarter of fiscal 2010, but sales declined sequentially in the following second and third quarters by 5 percent and 12 percent, respectively. We then experienced a more typical seasonal peak in the fourth quarter of fiscal 2011 when sales increased by 9 percent over the preceding quarter.

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

            Our product line business units are supported by our global manufacturing infrastructure. We have developed a number of proprietary manufacturing processes and packaging technologies to support our broad portfolio of analog products. In March 2009, we announced the closure of our wafer fabrication facility in Texas and our assembly and test plant in China that we sold in June 2011 after the end of fiscal 2011 (See Note 6 to the Consolidated Financial Statements). Production activity in these two facilities ceased by the end of fiscal 2010 and their production volume was consolidated into our remaining manufacturing facilities in Maine, Scotland and Malaysia. Substantially all of our products are manufactured in our two wafer fabrication facilities in Maine and Scotland, and our assembly and test facility in Malaysia. However, at times and as needed, we outsource certain manufacturing functions to address capacity, capability or other economic issues.

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

Research and Development

 Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Total research and development expenses were $278.6 million for fiscal 2011, or 18 percent of net sales, compared to $272.7 million for fiscal 2010, or 19 percent of net sales, and $306.0 million for fiscal 2009, or 21 percent of net sales.

            The increase in research and development expenses in fiscal 2011 compared to fiscal 2010 primarily reflects higher annual payroll expenses. Share-based compensation expense included in R&D expense for fiscal 2011 was $15.8 million compared to $17.8 million in fiscal 2010. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, industrial, communications infrastructure, renewable energy products and medical applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

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

Employees

 At May 29, 2011, we employed approximately 5,700 people of whom approximately 2,200 were employed in the United States, 600 in Europe, 2,800 in Southeast Asia and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition

 Competition in the semiconductor industry is intense. With our focus on high-value analog, our major competitors include Analog Devices, Intersil Corporation, Linear Technology, Maxim Integrated Products and TI. As described elsewhere in this report, on April 4, 2011, we entered into the Merger Agreement with TI and Merger Sub, a wholly owned subsidiary of TI, under which Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into National, and National will be the surviving corporation in the merger and a wholly owned subsidiary of TI. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

Environmental Regulations

 To date, our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, "Legal Proceedings" and Note 15, "Commitments and Contingencies" to the Consolidated Financial Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

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

RISK FACTORS RELATING TO THE MERGER

There are risks and uncertainties associated with the pending merger with a wholly owned subsidiary of TI.

 On April 4, 2011, we announced that we had signed the Merger Agreement, under which a wholly owned subsidiary of TI will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into National, and National will be the surviving corporation in the merger and a wholly owned subsidiary of TI. There are a number of risks and uncertainties relating to the merger. For example:

  •
  various conditions to the closing of the merger may not be satisfied or waived;
  •
  the merger may not be consummated, which among other things would cause our stock price to decline significantly, because the current stock price assumes the merger will be completed;
  •
  required regulatory approvals from governmental entities may delay the merger or result in the imposition of conditions that could cause TI to abandon the merger; we are still awaiting a regulatory decision in China;
  •
  the Merger Agreement may be terminated in circumstances that would require us to pay TI a termination fee of $200,000,000;
  •
  disruptions from the merger, whether completed or not, may harm our relationships with our employees, customers, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our major customers; and
  •
  pending the closing of the merger, the Merger Agreement restricts us from engaging in certain actions without TI's approval, which could prevent us from pursuing business opportunities that arise prior to the closing of the merger.

            In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether the merger is consummated.

RISK FACTORS RELATING TO GENERAL BUSINESS CONDITIONS

Significant deterioration in the global economy has reduced demand for our products, and our business has been and may continue to be adversely affected.

 As a result of the credit market crisis and other macro-economic challenges affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. Consequently, we experienced a significant reduction in order rates during fiscal 2009. Although near-term market conditions have shown some improvement since then, our order rates have not returned to pre-crisis levels as business conditions have fluctuated. Global economic conditions remain uncertain, and could be adversely affected by the earthquake and tsunami in Japan, unrest in the Middle East, debt related actions taken or not taken by the U.S. Government and the European Union, and other geopolitical factors, and it is possible that current conditions could remain or worsen.

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

 Competition in the semiconductor industry is intense. Our major competitors include Analog Devices, Intersil Corporation, Linear Technology, Maxim Integrated Products and TI. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products, markets and customers. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

RISK FACTORS RELATING TO INTERNATIONAL OPERATIONS

We operate in the global marketplace and face risks associated with worldwide operations.

 During fiscal 2011, approximately 77 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland and Malaysia. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with legal and regulatory requirements, trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

Global disruptions and events could adversely affect our financial performance and operating results.

 Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and Afghanistan, unrest in the Middle East and the threat of future hostilities involving the United States and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the United States or other regions of the world. Significant destabilization of relations between the United States and other countries where we operate or between the countries where we operate and other countries could result in restrictions and prohibitions in the countries where we operate. Continued increases in oil prices, as well as spreading subprime mortgage failures, could also affect our operations. Pandemic illnesses that spread globally and/or substantial natural disasters such as the earthquake and tsunami in Japan, as well as geopolitical events, may also affect our future costs, operating capabilities and revenues.

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

 Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis, could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. We have had difficulties in the past with suppliers and subcontractors and could experience them in the future, including as a result of weak global economic conditions or the pending merger, whether or not the merger is consummated.

A substantial portion of our sales are made to distributors and the termination of an agreement with one or more distributors could result in a negative impact on our business.

 In fiscal 2011, our distributors accounted for approximately 71 percent of our sales, which includes approximately 9 percent of sales made through dairitens (fulfillment service providers) in Japan under local business practices. Two of our distributors together accounted for 36 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties could reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

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

We may incur a loss in connection with the sale of, or we may be unable to sell, our manufacturing facility in Texas.

 In fiscal 2009, we announced the eventual closure of our wafer fabrication facility in Texas and have since ceased production activity in the facility. We are actively engaged in locating a buyer to purchase the manufacturing facility. In selling the property, we are faced with the inherent volatility in the industrial real estate market, which is a function of the supply and demand for industrial properties in the micro-market where the facility is located. Although we believe we will be able to sell the facility, this may not be the case or it may take longer than we currently expect. If we must incur additional costs to maintain the facility over a longer time frame than we currently expect, if we are forced to accept a lower price than we originally estimated, or if we are unable to locate a buyer for the facility, our operating results will be negatively affected.

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

 We began a significant initiative to transform National's mainframe application landscape with a large scale enterprise resource planning (ERP) implementation intended to reduce the risk associated with our existing mainframe systems, simplify our complex information technology landscape to reduce cost of ownership and increase flexibility for evolving business needs. This program will introduce risks to our business operations. For example, implementation of a new ERP system will require significant investment, re-engineering of many processes used to run our business, and the attention of many employees who would otherwise be focused on other aspects of our business. The design and implementation of the new ERP system could also take longer than anticipated, which could result in delays in our ability to realize any anticipated benefits of the new ERP system, as well as additional costs and disruption to our business, and could have a material adverse effect on our cash flows, results of operations and financial condition.

We may not be able to attract or retain employees with skills necessary to remain competitive in our industry.

 Our continued success depends in part on the recruitment and retention of skilled personnel, including technical, marketing, management and staff personnel. Experienced personnel in the semiconductor industry, particularly in our targeted analog areas, are in high demand and competition for their skills is intense. We cannot assure you that we will be able to successfully recruit and retain the key personnel we require. Our ability to retain and attract employees may be adversely affected by the pending merger.

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

 Our total long term debt at May 29, 2011 was $1.0 billion and it will have important effects on our future operations, including, without limitation:

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

 As a global company, our effective tax rate is dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and complex analyses and significant judgment are required to determine worldwide tax liabilities. Moreover, future tax liabilities may change as a result of unpredictable changes to the tax laws in relevant jurisdictions. From time to time, we have received notices of tax assessments in various jurisdictions where we operate. We may receive future notices of assessments and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

 We conduct manufacturing, as well as certain research and development activities, at our wafer fabrication facilities located in South Portland, Maine and Greenock, Scotland. Wafer fabrication capacity utilization (based on wafer starts) was 64 percent for fiscal 2011 compared to 51 percent for fiscal 2010. Our assembly and test functions are performed primarily in our manufacturing facility located in Melaka, Malaysia.

            Our principal administrative and research facilities are located in Santa Clara, California. Our regional headquarters for Worldwide Marketing and Sales are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. We maintain local sales offices and sales service centers in various locations and countries throughout our four business regions. We also operate small design facilities in various locations in the U.S., including:

• Federal Way, Washington	• Norcross, Georgia
• Fort Collins, Colorado	• Phoenix, Arizona
• Grass Valley, California	• South Portland, Maine
• Longmont, Colorado	• Tucson, Arizona

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

Other

 In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys' fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. In February 2010, we filed our inter partes reexamination petition with the United States Patent and Trademark Office (PTO), seeking a determination that the '919 patent is invalid. On March 15, 2010, the PTO issued a communication granting our inter partes reexamination petition. The inter partes proceeding is ongoing. On June 8, 2010, eTool filed its second amended complaint removing the infringement allegations against our SOLUTIONS online tool. We answered eTool's second amended complaint on June 25, 2010. On February 7, 2011, we filed an amended answer, defenses and counterclaims that asserted an inequitable conduct defense and counterclaim. We intend to contest the case through all available means.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See information appearing in Note 13, Shareholders' Equity; and Note 17, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Our common stock is traded on the New York Stock Exchange. During fiscal 2011, we paid total cash dividends of $91.6 million on our common stock, consisting of dividends of $0.08 per share of common stock paid in the first quarter of the fiscal year and dividends of $0.10 per share of common stock paid in the second, third and fourth quarters of the fiscal year. During fiscal 2010, we paid total cash dividends of $75.7 million on our common stock, consisting of dividends of $0.08 per share of common stock paid in each of the quarters of the fiscal year. During fiscal 2009, we paid total cash dividends of $64.4 million on our common stock, consisting of dividends of $0.06 per share of common stock paid in each of the first two quarters of the fiscal year and dividends of $0.08 per share of common stock in each of the remaining two quarters of the fiscal year. Subject to certain exceptions, the Merger Agreement provides that we may not declare or pay any dividends on our common stock without TI's prior written consent until the merger is completed or the Merger Agreement is terminated. Market price range data is based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 15, 2011 was $24.82. At July 15, 2011, the number of record holders of our common stock was 4,566. For information on our equity compensation plans, see Item 12 of this Form 10-K.

            During the past three fiscal years, we did not make any unregistered sales of our securities.

            The following graph compares a $100 investment in National stock over the five year period from the beginning of fiscal 2006 through the end of fiscal 2011, with a similar investment in the Standard & Poor's 500 Stock Index and Standard & Poor's 500 Semiconductor Industry Index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

Comparison of Five Year Cumulative Total Return* Among National,
S&P 500 Index and S&P 500 Semiconductor Industry Index

Comparison of Cumulative Five Year Total Return

	May 28, 2006	May 27, 2007	May 25, 2008	May 31, 2009	May 30, 2010	May 29, 2011

National Semiconductor Corp.	$100.00	$102.42	$81.32	$56.14	$58.10	$104.53
S&P 500 Index	100.00	120.64	111.68	76.65	92.74	115.58
S&P 500 Semiconductor Industry Index	100.00	109.14	106.26	72.95	99.56	120.40

    *    Assumes $100 invested on 5/28/06 in stock or index, including reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2011:

Period	Total Number Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

Month # 1
February 28, 2011 - March 27, 2011	122	$14.15	-	$127 million
Month # 2
March 28, 2011 - April 27, 2011	4,805	$21.31	-	$127 million
Month # 3
April 28, 2011 - May 29, 2011	1,504	$24.14	-	$127 million

Total	6,431		-

(1)
Includes 3,231 shares that were acquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 3,200 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2)
During the fourth fiscal quarter, no purchases were made under the $500 million stock repurchase program announced in June 2007, and any such repurchases are prohibited by the Merger Agreement. As of May 29, 2011, $127 million of the $500 million stock repurchase program announced in June 2007 remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of our future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and related notes thereto in Item 8 of this Form 10-K.

FIVE-YEAR SELECTED FINANCIAL DATA Years Ended (In Millions, Except Per Share Amounts and Employee Figures)	May 29, 2011	May 30, 2010	May 31, 2009	May 25, 2008	May 27, 2007

OPERATING RESULTS
Net sales	$1,520.4	$1,419.4	$1,460.4	$1,885.9	$1,929.9
Cost of sales	482.0	484.2	544.1	671.5	757.7

Gross margin	1,038.4	935.2	916.3	1,214.4	1,172.2
Operating expenses	586.8	609.4	733.1	705.3	682.5

Operating income	451.6	325.8	183.2	509.1	489.7
Interest (expense) income, net	(52.5)	(58.5)	(62.3)	(51.7)	38.9
Other non-operating (expense) income, net	3.9	1.3	(7.3)	(6.2)	2.0

Income before income taxes	403.0	268.6	113.6	451.2	530.6
Income tax expense	104.2	59.4	40.3	118.9	155.3

Net income	$298.8	$209.2	$73.3	$332.3	$375.3

EARNINGS PER SHARE
Net income:
Basic	$1.24	$0.88	$0.32	$1.31	$1.17
Diluted	$1.20	$0.87	$0.31	$1.26	$1.12
Weighted-average common and potential common shares outstanding:
Basic	241.8	236.4	229.1	252.8	319.5
Diluted	248.2	241.3	235.1	264.3	334.2

FINANCIAL POSITION AT YEAR-END
Working capital	$1,403.1	$922.5	$811.6	$863.0	$991.5
Total assets	$2,395.3	$2,274.8	$1,963.3	$2,149.1	$2,246.8
Long-term debt	$1,042.8	$1,001.0	$1,227.4	$1,414.8	$20.6
Total debt	$1,042.8	$1,277.5	$1,289.9	$1,477.3	$20.6
Shareholders' equity	$850.5	$425.9	$177.0	$196.9	$1,768.5

OTHER DATA
Research and development	$278.6	$272.7	$306.0	$363.0	$363.7
Capital additions	$100.0	$43.3	$83.7	$111.3	$106.6
Cash dividends declared and paid	$91.6	$75.7	$64.4	$50.6	$45.1
Number of employees (in thousands)	5.7	5.8	5.8	7.3	7.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K "Item 1A. Risk Factors." These statements relate to, among other things, the pending merger with TI, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "should," "intend," "will," and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A. of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the SEC. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

            This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K for the year ended May 29, 2011.

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

            Approximately 93 percent of our net sales in fiscal 2011 came from Analog segment products. Beyond the general purpose analog categories defined by the World Semiconductor Trade Statistics (WSTS), we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. For more information on our business, see Part I, "Item 1. Business," in this Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

            On April 4, 2011, we entered into the Merger Agreement with TI and Merger Sub, under which Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into National, and National will be the surviving corporation in the merger and a wholly owned subsidiary of TI. Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of National common stock issued and outstanding immediately prior to the Effective Time (other than shares (i) held in treasury of National, (ii) owned by TI or Merger Sub or (iii) owned by shareholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $25.00 in cash, without interest. Our Board of Directors unanimously approved the Merger Agreement and the merger on April 4, 2011, and on June 21, 2011, the Merger Agreement was adopted by our shareholders at a special meeting. The completion of the merger is subject to various closing conditions, including receiving certain foreign antitrust approvals. The transaction is expected to close before the end of the calendar year.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

  a)
  Revenue Recognition

      We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 71 percent of our semiconductor product sales were made to distributors in fiscal 2011, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices. This compares to approximately 64 percent in fiscal 2010 and approximately 53 percent in fiscal 2009, which included sales made through dairitens in Japan of approximately 9 percent in fiscal 2010 and 8 percent in fiscal 2009. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We regularly monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

              Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $18.4 million in fiscal 2011, $19.6 million in fiscal 2010 and $17.4 million in fiscal 2009.

              Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.3 million in fiscal 2011, $1.3 million in fiscal 2010 and $2.6 million in fiscal 2009. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

              We classify long-lived assets as assets held for sale when the criteria have been met, in accordance with ASC Topic 360, "Property, Plant, and Equipment." Upon classification of an asset as held for sale, we cease depreciation of the asset and classify the asset in other current assets at the lower of its carrying value or fair value (less cost to sell). If an asset is held for sale as a result of a restructuring of operations, any write down to fair value (less cost to sell) is included as a restructuring expense in the consolidated statement of income. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we revise depreciation estimates to reflect the use of the asset over its shortened useful life. We review depreciation estimates periodically, including both estimated useful lives and estimated salvage values. These reviews may result in changes to historical depreciation rates, which are considered to be changes in accounting estimates and are accounted for on a prospective basis.

              Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under ASC Topic 280, "Segment Reporting." The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of May 29, 2011 our reporting units containing goodwill include our high-speed products, mobile devices power, power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category "All Others." Based upon our annual impairment assessment of goodwill completed in the fourth quarter of fiscal 2011, we concluded that the fair value of each reporting unit substantially exceeded its carrying value. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

              The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although ASC Topic 740, "Income Taxes," provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the FASB guidance will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what we have currently estimated, this could have a material impact on income tax expense.

  e)
  Share-based Compensation

      We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with ASC Topic 718, "Compensation-Stock Compensation." We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The cash awards that were paid on November 29, 2010 in connection with retention arrangements with each of our executive officers (approved by the Compensation Committee of our Board of Directors in November 2008) were considered a share-based payment award and measured at fair value since the award was indexed to the price of our common stock. The fair value of these cash awards was measured each reporting period and was calculated using the Monte Carlo valuation method.

              In determining fair value using the Black-Scholes option pricing model and the Monte Carlo valuation method, management is required to make certain estimates of the key assumptions such as expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions used in determining expected life and expected volatility have the most significant effect on calculating the fair value of share-based awards. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC's Staff Accounting Bulletin No. 107 to determine the expected life of stock options. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market's expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes and Monte Carlo computations of fair value would also increase, thereby resulting in higher compensation costs being recorded.

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

              We have also granted performance share units to executive officers that require us to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures such as those described in the overview section below. If there are changes in our estimate of the level of financial performance measures expected to be achieved, the related share-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the general purpose analog categories as defined by WSTS. In fiscal 2011, approximately 93 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing and supply chain competence.

            Net sales were higher in fiscal 2011 compared to net sales in fiscal 2010 due to higher overall demand from customers as the global economy continued to slowly recover. We also achieved a higher gross margin percentage in fiscal 2011 compared to fiscal 2010 as factory utilization increased to 64 percent in fiscal 2011 compared to 51 percent in fiscal 2010. Our performance in gross margin percentage is primarily attributable to continued improvement in manufacturing efficiencies from higher capacity utilization and benefits from factory consolidation activities that were completed by the end of fiscal 2010. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

            In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates (both absolute and relative to competitors), new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. Our profitability and earnings per share increased in fiscal 2011 compared to fiscal 2010. We remain focused on growing our revenue and earnings per share over time while generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

            The following table and discussion provide an overview of our operating results for fiscal 2011, 2010 and 2009:

Years Ended: (In Millions)	May 29, 2011	% Change	May 30, 2010	% Change	May 31, 2009

Net sales	$1,520.4	7.1%	$1,419.4	(2.8%)	$1,460.4
Gross margin	$1,038.4		$935.2		$916.3
As a % of net sales	68.3%		65.9%		62.7%
Operating income	$451.6		$325.8		$183.2
As a % of net sales	29.7%		23.0%		12.5%
Net income	$298.8		$209.2		$73.3
As a % of net sales	19.7%		14.7%		5.0%

            Net income for fiscal 2011 also includes a net charge of $25.6 million for severance and restructuring expenses, of which $22.6 million relates to activities associated with the closures of our manufacturing facilities in Texas and China announced in March 2009 and $3.0 million relates to exit activities associated with the realignment of certain product line business units announced in May 2010 (See Note 6 to the Consolidated Financial Statements). Net income also includes $0.3 million of other operating expense (See Note 4 to the Consolidated Financial Statements). In addition, our fiscal 2011 net income includes approximately $14 million of expenses related to the merger transaction with TI that was announced on April 4, 2011. The vast majority of these expenses are not tax-deductible and are mostly embedded within selling, general and administrative expenses. These charges and credits described above are all pre-tax amounts.

            Net income for fiscal 2010 included a net charge of $20.1 million for severance and restructuring expenses, of which $1.7 million related to exit activities associated with the realignment of certain product line business units and $21.5 million related to the planned closures of our manufacturing facilities in Texas and China announced in March 2009. These severance and restructuring expenses were partially offset by a $3.1 million reduction of accrued expenses related to prior actions (See Note 6 to the Consolidated Financial Statements). Net income also included $0.4 million of other operating income (See Note 4 to the Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

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

Share-based Compensation Expense

Our operating results include the recognition of share-based compensation expense, which totaled $55.0 million in fiscal 2011, $73.8 million in fiscal 2010 and $70.9 million in fiscal 2009. Our share-based compensation expense in fiscal 2011 was lower compared to fiscal 2010 since we granted fewer stock options and more restricted stock units as part of our annual equity award grant in fiscal 2011. Stock options are subject to accelerated expense associated with employees who are eligible for retirement or expected to be eligible for retirement during the nominal vesting period. In contrast, we do not incur accelerated expense for restricted stock units since retirement-eligible employees do not receive accelerated vesting privileges. In addition, share-based compensation expense in fiscal 2010 contained an incremental $1.7 million charge related to the stock option exchange that occurred in November 2009. No such expense is included in fiscal 2011. The overall increase in our share-based compensation expense in fiscal 2010 compared to fiscal 2009 was primarily due to higher expense related to the share-based awards for our executive officers, as the company underwent a transition of its Chief Executive Officer during fiscal 2010. For further information and a description of our share-based compensation plans, see Note 1 and Note 14 to the Consolidated Financial Statements.

Net Sales

Years Ended: (In Millions)	May 29, 2011	% Change	May 30, 2010	% Change	May 31, 2009

Analog segment	$1,418.9	7.7%	$1,316.9	(0.4%)	$1,322.8
As a % of net sales	93.3%		92.8%		90.6%
All others	101.5	(1.0%)	102.5	(25.5%)	137.6
As a % of net sales	6.7%		7.2%		9.4%

Total net sales	$1,520.4		$1,419.4		$1,460.4

	100.0%		100.0%		100.0%

The chart above and the following discussion are based on our reportable segments described in Note 16 to the Consolidated Financial Statements. The information for fiscal 2010 and 2009 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2011.

            Beginning in fiscal 2011, we combined the activities of the former key market segments group together with certain emerging product lines that were previously a part of two separate power business units to form a new business unit called the strategic growth markets business unit. This business unit concentrates its efforts on selected high-growth emerging markets that represent promising opportunities to the company. The remaining product lines that were previously a part of the former performance power products business unit were combined with the remaining product lines within the infrastructure power business unit and renamed the power products business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed products, mobile devices power, power products, precision signal path and strategic growth markets business units.

            Analog segment sales were higher in fiscal 2011 compared to fiscal 2010 due to higher overall demand from customers as the global economy continued to slowly recover. Sales of products for the industrial and the communications and networking markets were major contributors to year-over-year growth in sales. Unit shipments in our Analog segment were higher by 7 percent in fiscal 2011 compared to the volume shipped in fiscal 2010. Blended-average selling prices were essentially flat in fiscal 2011 compared to fiscal 2010.

            For purposes of this discussion, we have combined as one group the business units whose products fundamentally entail power management technology (mobile devices power, power products and strategic growth markets). Net sales from this group increased by 8 percent in fiscal 2011 compared to fiscal 2010. Net sales from our high-speed products and precision signal path business units in fiscal 2011 compared to fiscal 2010 increased by 13 percent and 2 percent, respectively.

            For other operating business units included in "All Others," sales were slightly lower in fiscal 2011 compared to fiscal 2010 as shipping volume and blended-average selling prices from non-analog business units that are no longer a part of our core focus have been declining. The sales from these non-analog business units also include sales generated from foundry and contract service arrangements.

            For fiscal 2011, net sales in our geographic regions increased by 21 percent in Europe, 12 percent in Japan and 5 percent in the Americas while it remained flat in the Asia Pacific region compared to fiscal 2010. With respect to the profile of our various regions relative to the whole company, Europe increased to 25 percent of total sales, Japan remained flat at 9 percent of total sales, the Asia Pacific region decreased to 43 percent of total sales and the Americas declined to 23 percent of total sales. Although the euro strengthened against the dollar during fiscal 2011, the reported amount of net sales in U.S. dollars related to foreign currency-denominated sales in fiscal 2011 was unfavorably affected by foreign currency exchange rate fluctuations since the weighted-average exchange rate for the euro was weaker overall in fiscal 2011 than it was in fiscal 2010. This was partially offset by the favorable effect from the Japanese yen which strengthened over the fiscal year against the dollar. The overall effect of currency exchange rate fluctuations on net sales reported in U.S. dollars was minimal since only 17 percent of our total net sales were denominated in foreign currency and we have hedging programs intended to minimize the effect of currency exchange rate fluctuations.

            Analog segment sales were slightly lower in fiscal 2010 compared to fiscal 2009 due to lower overall demand from customers, particularly from customers in the wireless handset market, who were negatively affected by the downturn in the overall global economy throughout calendar 2009. Despite the effect of the economic downturn in fiscal 2010, analog sales were higher in the second half of fiscal 2010 over sales in the second half of fiscal 2009. As a result, unit shipments in our Analog segment were down by less than 1 percent in fiscal 2010 compared to the volume shipped in fiscal 2009 due to higher unit shipments in the second half of fiscal 2010. Blended-average selling prices were essentially flat in fiscal 2010 compared to fiscal 2009.

            For purposes of this discussion, we have combined as one group the business units whose products fundamentally entail power management technology (mobile devices power, power products and strategic growth markets). Net sales from this group decreased by 3 percent in fiscal 2010 compared to fiscal 2009. Net sales from our high-speed products and precision signal path business units in fiscal 2010 compared to fiscal 2009 increased by 5 percent and 1 percent, respectively.

            For other operating business units included in "All Others," sales were lower in fiscal 2010 compared to fiscal 2009 due to a lower volume of demand from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units also include sales generated from foundry and contract service arrangements.

            For fiscal 2010, net sales in our geographic regions increased by 7 percent in Japan and 2 percent in Europe while it decreased by 2 percent in the Americas and 7 percent in the Asia Pacific region compared to fiscal 2009. Sales in each region as a percentage of total net sales in fiscal 2010 compared to fiscal 2009 increased to 24 percent in the Americas, 22 percent in Europe and 9 percent in Japan while it declined in the Asia Pacific region to 45 percent. The reported amount of net sales in U.S. dollars related to foreign currency-denominated sales in fiscal 2010 was favorably affected by foreign currency exchange rate fluctuations as the Japanese yen strengthened over the fiscal year against the dollar. Although the euro weakened over the fiscal year against the dollar, it did not have a material effect on foreign currency-denominated sales in fiscal 2010. The overall effect of currency exchange rate fluctuations on net sales reported in U.S. dollars was minimal since only 16 percent of our total net sales were denominated in foreign currency and we have hedging programs intended to minimize the effect of currency exchange rate fluctuations.

Gross Margin

Years Ended: (In Millions)	May 29, 2011	% Change	May 30, 2010	% Change	May 31, 2009

Net sales	$1,520.4	7.1%	$1,419.4	(2.8%)	$1,460.4
Cost of sales	482.0	(0.5%)	484.2	(11.0%)	544.1

Gross margin	$1,038.4		$935.2		$916.3

As a % of net sales	68.3%		65.9%		62.7%

Our gross margin percentage was higher in fiscal 2011 compared to fiscal 2010 mainly due to higher factory utilization, higher sales and the favorable effect of cost savings from the closures of our manufacturing facilities in Texas and China. Wafer fabrication capacity utilization (based on wafer starts) was 64 percent in fiscal 2011 compared to 51 percent in fiscal 2010. Although our blended-average selling prices in our Analog segment were flat in fiscal 2011 compared to fiscal 2010, product mix within our portfolio of analog products had a positive influence on our performance in gross margin percentage. Gross margin includes share-based compensation expense of $7.6 million in fiscal 2011 compared to $10.3 million in fiscal 2010.

            Our gross margin percentage was higher in fiscal 2010 compared to fiscal 2009, primarily due to the favorable effects of cost control measures, including cost savings from the closures of our manufacturing facilities in Texas and China. Although our blended-average analog selling prices were essentially flat compared to fiscal 2009, product mix within our portfolio of analog products continues to have a positive influence on our performance in gross margin percentage. Lower inventory obsolescence and scrap rates also affected our gross margin percentages favorably in fiscal 2010 compared to fiscal 2009. Wafer fabrication capacity utilization (based on wafer starts) was 51 percent in fiscal 2010 compared to 53 percent in fiscal 2009. Share-based compensation expense included in gross margin was $16.0 million in fiscal 2009.

Research and Development

Years Ended: (In Millions)	May 29, 2011	% Change	May 30, 2010	% Change	May 31, 2009

Research and development	$278.6	2.2%	$272.7	(10.9%)	$306.0
As a % of net sales	18.3%		19.2%		21.0%

The increase in research and development expenses in fiscal 2011 compared to fiscal 2010 primarily reflects higher annual payroll expenses. Share-based compensation expense included in R&D expense was $15.8 million in fiscal 2011 compared to $17.8 million in fiscal 2010. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, industrial and automotive, LED lighting, communications infrastructure, renewable energy products and medical applications. Because of our focus on markets and applications that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

            The decrease in research and development expenses in fiscal 2010 compared to fiscal 2009 primarily reflected cost savings associated with the cost reduction actions announced in fiscal 2009, including lower payroll and employee benefit expenses. Share-based compensation expense included in R&D expense was $24.3 million in fiscal 2009. R&D expenses for fiscal 2009 excluded an in-process R&D charge of $2.9 million related to the acquisition of ActSolar, Inc. (See Note 7 to the Consolidated Financial Statements), which was included as a separate component of operating expenses in the consolidated statement of income for fiscal 2009.

Selling, General and Administrative

Years Ended: (In Millions)	May 29, 2011	% Change	May 30, 2010	% Change	May 31, 2009

Selling, general and administrative	$282.3	(10.9%)	$317.0	12.0%	$283.0
As a % of net sales	18.6%		22.3%		19.4%

We record a charge or credit in selling, general and administrative expenses for the change in the liability associated with the employee deferred compensation plan due to an increase or decrease in the market value of the employees' corresponding investment assets for the plan. See the discussion of the corresponding gain and loss on the employees' investment assets described in the paragraph, "Other Non-Operating Income (Expense), Net." SG&A expenses include charges of $6.4 million in fiscal 2011 and $5.3 million in fiscal 2010 due to increases in the liability related to market fluctuation in the plan's investment assets. Excluding these amounts, SG&A expenses for fiscal 2011 decreased compared to fiscal 2010 by $35.8 million, or 12 percent. We believe that excluding these charges relating to changes in the liability associated with the employee deferred compensation plan liability provides a better understanding of the changes in our SG&A expenses that are related to our core operating performance during the relevant fiscal periods. The decrease in SG&A expenses reflect lower payroll and employee compensation expenses and lower share-based compensation expense. Share-based compensation expense included in SG&A expenses was $31.6 million in fiscal 2011 compared to fiscal 2010, which was $45.7 million. SG&A expenses in fiscal 2011 also include merger related expenses.

            Excluding the effect from the change in the liability associated with the employee deferred compensation plan, which included a credit of $7.7 million in fiscal 2009, SG&A expenses for fiscal 2010 compared to fiscal 2009 increased by $21.0 million, or 7.2 percent. The increase included higher employee benefit expenses and higher share-based compensation expenses related to executive officers, which are offset by cost savings associated with the cost reduction actions announced in fiscal 2009. Share-based compensation expense for fiscal 2010 included in SG&A expenses was $45.7 million compared to fiscal 2009, which was $30.6 million.

Severance and Restructuring Expenses Related to Cost Reduction Programs

Our fiscal 2011 results include a net charge of $25.6 million for severance and restructuring expenses, of which $22.6 million relates to activities associated with the closures of our manufacturing facilities in Texas and China announced in March 2009 and $3.0 million relates to exit activities associated with the realignment of certain product line business units announced in May 2010. For a more complete discussion of these actions and related charges, see Note 6 to the Consolidated Financial Statements.

            Our fiscal 2010 results included a net charge of $20.1 million for severance and restructuring expenses, of which $1.7 million related to exit activity associated with the realignment of certain product line business units and $21.5 million related to the planned closures of our manufacturing facilities in Texas and China announced in March 2009. These severance and restructuring expenses were partially offset by a $3.1 million reduction of accrued expenses related to prior actions. For a more complete discussion of these actions and related charges, see Note 6 to the Consolidated Financial Statements.

            Our fiscal 2009 results included a net charge of $143.9 million for severance and restructuring expenses, of which $117.3 million related to the actions announced in March 2009 when we eliminated approximately 850 positions worldwide and announced the planned closures of our manufacturing facilities in Texas and China. It also included severance and restructuring expenses of $26.4 million related to a global workforce reduction announced in November 2008 and $0.2 million of residual charges related to other prior actions. For a more complete discussion of these actions and related charges, see Note 6 to the Consolidated Financial Statements.

Charge for Acquired In-Process Research and Development

In connection with the acquisition of ActSolar, Inc. in fiscal 2009, we allocated $2.9 million of the total purchase price to the value of in-process R&D (IPR&D). This amount was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for the technology. There were no charges for acquired IPR&D in either fiscal 2011 or 2010 due to the change in accounting for business combinations beginning in fiscal 2010. See Note 7 to the Consolidated Financial Statements for a more complete discussion of our acquisitions.

Interest Income

Years Ended: (In Millions)	May 29, 2011	May 30, 2010	May 31, 2009

Interest income	$2.6	$1.8	$10.4

The increase in interest income in fiscal 2011 compared to fiscal 2010 is due to higher average cash balances and higher interest rates. The decrease in interest income in fiscal 2010 compared to fiscal 2009 is due to lower interest rates.

Interest Expense

Years Ended: (In Millions)	May 29, 2011	May 30, 2010	May 31, 2009

Interest expense	$55.1	$60.3	$72.7

The decrease in interest expense in fiscal 2011 and 2010 is due to lower overall debt balances.

Other Non-Operating Income (Expense), Net

Years Ended: (In Millions)	May 29, 2011	May 30, 2010	May 31, 2009

Gain (loss) on investments	$6.7	$5.6	$(7.3)
Loss on extinguishment of debt	—	(2.1)	—
Net loss on derivative instruments in fair value hedge	(2.1)	(2.2)	—
Loss on liquidation of interest rate swap	(0.7)	—	—

Total other non-operating income (expense), net	$3.9	$1.3	$(7.3)

A primary component of other non-operating income (expense), net is derived from activities or market value fluctuations related to investment assets. The gain on investments in fiscal 2011 and 2010 reflects an increase in the market value of the investment assets held in a trust for the employee deferred compensation plan while the loss on investments in fiscal 2009 reflected a decline in its market value. As described in the paragraph, "Selling, General and Administrative," SG&A expenses for the same period include the related charge or credit pertaining to the corresponding liability. The gain on investments also includes gains of $0.3 million in both fiscal 2011 and fiscal 2010 from the liquidation of a non-marketable investment we previously held. The loss on investments in fiscal 2009 included a gain of $0.4 million from non-marketable investments that were not associated with the deferred compensation plan. The loss on derivative instruments is a result of our interest rate swap agreement against the April 2010 $250 million debt issuance, which was liquidated in September 2010 (See Note 3 to the Condensed Consolidated Financial Statements).

Income Tax Expense

Years Ended: (In Millions)	May 29, 2011	May 30, 2010	May 31, 2009

Income tax expense	$104.2	$59.4	$40.3
Effective tax rate	25.9%	22.1%	35.5%

The effective tax rate was higher in fiscal 2011 compared to fiscal 2010 primarily because of higher U.S. income in fiscal 2011. Our fiscal 2011 effective tax rate was also higher because we incurred certain expenses associated with the Merger Agreement with TI that are not tax-deductible.

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

            Our ability to realize the net deferred tax assets ($273.2 million at May 29, 2011) is primarily dependent on our ability to generate future U.S. taxable income. We believe it is more likely than not that we will generate sufficient taxable income to utilize these tax assets. Our ability to utilize these tax assets is dependent on future results and it is therefore possible that we will be unable to ultimately realize some portion or all of the benefits of these recognized deferred tax assets. This could result in additions to the deferred tax asset valuation allowance and an increase to tax expense.

Foreign Operations

Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2011 was concentrated primarily in U.K. pound sterling and Malaysian ringgit. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.

Financial Market Risks

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

            The credit quality of our investment portfolio (classified as cash and cash equivalents) remains very high. Our investment portfolio is mainly comprised of debt instruments that are with A/A2 or better rated issuers, of which the majority is rated AA-/Aa2 or better. We limit our exposure to any one counterparty by diversifying our investments and continually evaluating each counterparty's relative credit standing. As of May 29, 2011, the total credit exposure from most single counterparties typically does not exceed $40 million with the exception of AAA rated government-backed bonds and deposits. Our debt instruments also have very short average maturities that are generally less than 60 days, and we have not encountered any delays or disruption in their redemptions or maturities nor have we experienced any losses in connection with our cash investments. Our short-term investments include bank time deposits with financial institutions that have a combined capital and surplus of not less than $100 million and have maturities of less than a year.

            Due to the short-term nature of our investment portfolio, changes in interest rates would have a corresponding effect on our interest income. Our interest expense would not necessarily be affected by changes in interest rates since our long-term debt totaling approximately $1 billion has fixed interest rates.

            A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen, pound sterling, euro and various other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $10 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. All of these potential changes are based on sensitivity analyses performed as of May 29, 2011.

Liquidity and Capital Resources

Years Ended: (In Millions)	May 29, 2011	May 30, 2010	May 31, 2009

Net cash provided by operating activities	$373.5	$402.9	$360.8
Net cash used in investing activities	(134.1)	(41.7)	(81.7)
Net cash used in financing activities	(172.9)	(34.5)	(315.6)

Net change in cash and cash equivalents	$66.5	$326.7	$(36.5)

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2011, 2010 and 2009 are described below:

            In fiscal 2011, cash provided by operating activities was generated by net income adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), which was partially offset by the negative effect from changes in working capital components. The negative effect in changes in working capital components was primarily caused by a decrease in accounts payable and accrued liabilities combined with an increase in other current assets. In fiscal 2010, cash from operating activities was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with a positive effect from changes in working capital components. The positive changes in working capital were from a decrease in inventory plus increases in accounts payable and accrued expenses, as well as other non-current liabilities. These positive changes were partially offset by the negative change in working capital from an increase in receivables and other current assets. In fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with a positive effect from changes in working capital components. The positive changes in working capital were mainly attributable to decreases in receivables and inventories. These positive changes were partially offset by the negative change from decreases in accounts payable and accrued expenses, as well as the decrease in other non-current liabilities.

            The primary use of cash for investing activities in fiscal 2011 was the purchase of property, plant and equipment of $100.0 million, mainly representing the purchase of machinery and equipment, and the purchase of short-term investments of $80.0 million. This was partially offset by proceeds of $40 million from the maturity of short-term investments. The primary use of cash for investing activities in fiscal 2010 was the purchase of property, plant and equipment of $43.3 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in fiscal 2009 was the purchase of property, plant and equipment of $83.7 million, mainly representing the purchase of machinery and equipment.

            The primary use of cash for financing activities in fiscal 2011 was for the repayment of our $250 million senior notes due June 2010. We also used cash to make payments of $91.6 million for cash dividends and $6.6 million for software license obligations in fiscal 2011. These amounts were partially offset by proceeds of $154.8 million from the issuance of common stock under employee benefit plans and $13.0 million from the liquidation of the interest rate swap agreement related to our $250 million senior unsecured notes due April 2015. The primary use of cash for financing activities in fiscal 2010 was for payments of $265.6 million of principal payments on the bank term loan, $75.7 million for cash dividends, and $6.3 million for software license obligations. This amount was partially offset by cash proceeds of $244.9 million (net of issuance costs and discount on principal) from our issuance of $250 million principal amount of senior unsecured notes in a public offering in April 2010 and $71.2 million from the issuance of common stock under employee benefit plans. The primary use of cash for financing activities in fiscal 2009 was for the repurchase of 6.2 million shares of our common stock in the open market for $128.4 million and payments of $187.6 million for principal payments on the unsecured bank term loan and $64.4 million for cash dividends. These amounts were partially offset by cash proceeds of $60.2 million from the issuance of common stock under employee benefit plans.

            We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. At May 29, 2011, our total long term debt was $1.0 billion. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2012, as well as our debt service payments. We also believe that such available cash and investment balances would also be sufficient to finance any termination fee that may be payable to TI pursuant to the Merger Agreement and our costs incurred in connection with the pending merger. However, we cannot assure that if economic conditions were to substantially further deteriorate within the next year, we would have the appropriate financial resources to meet our business requirements.

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

            As of May 29, 2011, the amount of cash and short-term investments held by foreign subsidiaries was $316.2 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

            The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 29, 2011:

	Payments due by period:
(In Millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Contractual obligations:
Long-term debt	$1,029.7	$-	$404.7	$250.0	$375.0
Operating lease obligations:
Non-cancelable operating leases	31.0	12.6	13.3	4.6	0.5
Purchase obligations:
Other software licensing agreements	1.8	1.8	-	-	-
Industrial gas contracts	5.7	0.5	1.0	1.0	3.2
Other purchase obligations	17.5	8.1	6.8	2.6	-

Total	$1,085.7	$23.0	$425.8	$258.2	$378.7

Commercial commitments: Standby letters of credit under bank multicurrency agreement	$2.2	$2.2	$-	$-	$-

            In addition to amounts included in the table above, we have agreed to pay Qatalyst a fee of $28.0 million, $5.0 million of which was paid upon delivery of Qatalyst's opinion and the remainder of which will be paid upon, and subject to, the consummation of the merger with TI. The above table also excludes $195.8 million of long-term income taxes payable since we are unable to reliably estimate the timing of future payments related to uncertain tax positions. As of May 29, 2011, capital purchase commitments were $10.3 million.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-05, "Comprehensive Income (Topic 220) – Presentation of Comprehensive Income." This ASU increases the prominence of items reported in other comprehensive income and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of comprehensive income as part of the statement of changes in stockholders' equity. It requires those components to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective and should be applied retrospectively beginning in our fiscal 2013. We do not expect the adoption of this ASU to have a significant effect on our consolidated financial statements.

            In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU achieves the objectives of the FASB to develop common requirements for defining fair value and for the measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. This ASU is effective on a prospective basis beginning in our fiscal 2013 and we do not expect the adoption of this ASU to have a significant effect on our consolidated financial statements.

            In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force." This ASU clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. It also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This ASU is effective for us beginning in fiscal 2012. The adoption of this ASU may expand the existing disclosure requirements, but we do not expect the adoption to have a significant effect on our consolidated financial statements.

            In December 2010, the FASB issued ASU No. 2010-28, "Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a consensus of the FASB Emerging Issues Task Force." This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and it provides guidance on when Step 2 of the goodwill impairment test is required for those reporting units. This ASU is effective for us beginning in fiscal 2012. We do not expect the adoption of this ASU to have a significant effect on our consolidated financial statements.

Outlook

Although we experienced a declining trend in new orders during the first three quarters of fiscal 2011, new orders grew in the fourth quarter of fiscal 2011 over the preceding third quarter by 21 percent. All of the improvement in new orders came from the distribution channel as new orders were down from our OEM customers. A portion of the improvement in new orders was attributable to better-than-expected turns orders, which represent orders received with delivery requested in the same quarter. These short-term orders also came primarily from our distributors who saw resales of our products increase by approximately 16 percent in the fourth quarter over the previous third quarter.

            In light of the pending merger with TI, we are not providing guidance for net sales in the first quarter of fiscal 2012. We incurred approximately $14 million of expenses during the fourth quarter of fiscal 2011 that were attributable to the pending merger with TI. Most of these amounts are embedded within SG&A expenses. We anticipate that we will continue to incur merger-related expenses in the first quarter of fiscal 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing under the subcaption "Financial Market Risks" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and the information appearing in Note 1, "Summary of Significant Accounting Policies," and Note 3, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	May 29, 2011	May 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,093.5	$1,027.0
Short-term investments	40.0	-
Receivables, less allowances of $36.7 in 2011 and $30.0 in 2010	81.5	98.2
Inventories	132.0	118.6
Deferred tax assets	64.1	70.3
Other current assets	187.5	156.8

Total current assets	1,598.6	1,470.9
Property, plant and equipment, net	421.1	390.1
Goodwill	68.3	66.1
Deferred tax assets, net	209.1	245.5
Other assets	98.2	102.2

Total assets	$2,395.3	$2,274.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$276.5
Accounts payable	49.2	49.8
Accrued liabilities	142.1	204.5
Income taxes payable	4.2	17.6

Total current liabilities	195.5	548.4
Long-term debt	1,042.8	1,001.0
Long-term income taxes payable	195.8	175.3
Other non-current liabilities	110.7	124.2

Total liabilities	1,544.8	1,848.9

Commitments and contingencies
Shareholders' equity:
Preferred stock of $0.50 par value. Authorized 1,000,000 shares.	-	-
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding 251,738,675 shares in 2011 and 239,071,512 shares in 2010	125.9	119.5
Additional paid-in-capital	391.5	188.3
Retained earnings	457.5	250.3
Accumulated other comprehensive loss	(124.4)	(132.2)

Total shareholders' equity	850.5	425.9

Total liabilities and shareholders' equity	$2,395.3	$2,274.8

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended (In Millions, Except Per Share Amounts)	May 29, 2011	May 30, 2010	May 31, 2009

Net sales	$1,520.4	$1,419.4	$1,460.4
Cost of sales	482.0	484.2	544.1

Gross margin	1,038.4	935.2	916.3

Research and development	278.6	272.7	306.0
Selling, general and administrative	282.3	317.0	283.0
Severance and restructuring expenses	25.6	20.1	143.9
In-process research and development charge	-	-	2.9
Other operating expense (income), net	0.3	(0.4)	(2.7)

Operating expenses	586.8	609.4	733.1

Operating income	451.6	325.8	183.2
Interest income	2.6	1.8	10.4
Interest expense	(55.1)	(60.3)	(72.7)
Other non-operating income (expense), net	3.9	1.3	(7.3)

Income before income taxes	403.0	268.6	113.6
Income tax expense	104.2	59.4	40.3

Net income	$298.8	$209.2	$73.3

Earnings per share:
Basic	$1.24	$0.88	$0.32
Diluted	$1.20	$0.87	$0.31
Weighted-average common and potential common shares outstanding:
Basic	241.8	236.4	229.1
Diluted	248.2	241.3	235.1

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended (In Millions)	May 29, 2011	May 30, 2010	May 31, 2009

Net income	$298.8	$209.2	$73.3
Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Reclassification adjustment for the amortization of transition asset included in net periodic pension cost	(0.1)	(0.1)	(0.2)
Recognition of actuarial gain (loss) arising during the period	7.5	(8.3)	(36.5)
Retirement health plan:
Recognition of prior service costs upon implementation of new plan	-	-	(0.2)
Recognition of actuarial gain (loss) arising during the period	0.4	(0.1)	-

Other comprehensive income (loss)	7.8	(8.5)	(36.9)

Comprehensive income	$306.6	$200.7	$36.4

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
(In Millions, Except Per Share Amount)	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at May 25, 2008	232.6	$116.3	$-	$167.4	$(86.8)	$196.9
Effect upon the adoption of new accounting standards for change in
defined benefit plan measurement date, net of tax	-	-	-	(0.6)	-	(0.6)
Net income	-	-	-	73.3	-	73.3
Cash dividend declared and paid ($0.28 per share)	-	-	-	(64.4)	-	(64.4)
Issuance of common stock under equity compensation plans	6.2	3.1	59.1	-	-	62.2
Cancellation of restricted stock	-	-	(0.4)	-	-	(0.4)
Share-based compensation cost	-	-	67.2	-	-	67.2
Tax benefit associated with stock options	-	-	8.1	-	-	8.1
Purchase and retirement of treasury stock	(6.2)	(3.1)	(66.4)	(58.9)	-	(128.4)
Other comprehensive loss	-	-	-	-	(36.9)	(36.9)

Balance at May 31, 2009	232.6	116.3	67.6	116.8	(123.7)	177.0
Net income	-	-	-	209.2	-	209.2
Cash dividend declared and paid ($0.32 per share)	-	-	-	(75.7)	-	(75.7)
Issuance of common stock under equity compensation plans	6.3	3.2	65.9	-	-	69.1
Issuance of stock under Executive Officer Equity Plan	0.3	0.1	(0.1)	-	-	-
Cancellation of restricted stock	(0.1)	(0.1)	(1.9)	-	-	(2.0)
Share-based compensation cost	-	-	64.9	-	-	64.9
Tax deficiency associated with stock options	-	-	(6.8)	-	-	(6.8)
Stock option exchange program	-	-	(1.3)	-	-	(1.3)
Other comprehensive loss	-	-	-	-	(8.5)	(8.5)

Balance at May 30, 2010	239.1	119.5	188.3	250.3	(132.2)	425.9
Net income	-	-	-	298.8	-	298.8
Cash dividend declared and paid ($0.38 per share)	-	-	-	(91.6)	-	(91.6)
Issuance of common stock under equity compensation plans	12.8	6.5	148.6	-	-	155.1
Cancellation of restricted stock	(0.2)	(0.1)	(3.5)	-	-	(3.6)
Share-based compensation cost	-	-	51.9	-	-	51.9
Tax benefit associated with stock options	-	-	6.2	-	-	6.2
Other comprehensive income	-	-	-	-	7.8	7.8

Balance at May 29, 2011	251.7	$125.9	$391.5	$457.5	$(124.4)	$850.5

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In Millions)	May 29, 2011	May 30, 2010	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$298.8	$209.2	$73.3
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	80.3	91.8	117.4
Share-based compensation expense	52.2	65.4	67.7
Excess tax benefit from share-based payment arrangements	(11.0)	(0.3)	(5.0)
Tax benefit (deficiency) associated with stock options	36.3	(6.8)	8.1
Deferred tax provision	39.6	12.9	21.2
(Gain) loss on investments	(6.7)	(5.6)	7.3
(Gain) loss on disposal of equipment	(0.5)	0.9	(0.1)
Impairment (recovery) of equipment and other assets	10.0	(1.2)	55.1
Non-cash restructuring recovery	(1.0)	(8.3)	(1.5)
In-process research and development charge	-	-	2.9
Loss on extinguishment of debt	-	2.1	-
Other, net	5.6	7.4	3.1
Changes in certain assets and liabilities, net:
Receivables	17.0	(28.2)	65.2
Inventories	(13.5)	15.7	13.5
Other current assets	(45.8)	(23.1)	2.9
Accounts payable and accrued liabilities	(67.3)	59.9	(35.7)
Current and deferred income taxes	(23.1)	1.7	(8.5)
Other non-current liabilities	2.6	9.4	(26.1)

Net cash provided by operating activities	373.5	402.9	360.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(100.0)	(43.3)	(83.7)
Sale of equipment	4.7	3.1	1.1
Purchase of short-term investments	(80.0)	-	-
Proceeds from maturity of short-term investments	40.0	-	-
Business acquisition, net of cash acquired	(4.1)	(4.8)	(4.5)
Funding of benefit plan	(3.7)	(1.6)	(6.4)
Redemption of benefit plan	8.6	7.5	11.6
Other, net	0.4	(2.6)	0.2

Net cash used in investing activities	(134.1)	(41.7)	(81.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured senior notes, net of issuance costs of $2.4	-	244.9	-
Proceeds from liquidation of interest rate swap	13.0	-	-
Repayment of debt	(250.0)	(265.6)	(187.6)
Payment on software license obligations	(6.6)	(6.3)	-
Excess tax benefit from share-based payment arrangements	11.0	0.3	5.0
Issuance of common stock	154.8	71.2	60.2
Payroll taxes paid on behalf of employees	(3.5)	(2.0)	(0.4)
Purchase and retirement of treasury stock	-	-	(128.4)
Cash payments in connection with stock option exchange program	-	(1.3)	-
Cash dividends declared and paid	(91.6)	(75.7)	(64.4)

Net cash used in financing activities	(172.9)	(34.5)	(315.6)

Net change in cash and cash equivalents	66.5	326.7	(36.5)
Cash and cash equivalents at beginning of year	1,027.0	700.3	736.8

Cash and cash equivalents at end of year	$1,093.5	$1,027.0	$700.3

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

            On April 4, 2011, we entered into the Merger Agreement with TI and Merger Sub, under which Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into National, and National will be the surviving corporation in the merger and a wholly owned subsidiary of TI. Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of National common stock issued and outstanding immediately prior to the Effective Time (other than shares (i) held in treasury of National, (ii) owned by TI or Merger Sub or (iii) owned by shareholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $25.00 in cash, without interest. Our Board of Directors unanimously approved the Merger Agreement and the merger on April 4, 2011, and on June 21, 2011, the Merger Agreement was adopted by our shareholders at a special meeting. The completion of the merger is subject to various closing conditions, including receiving certain foreign antitrust approvals. The transaction is expected to close before the end of the calendar year.

Basis of Presentation

The consolidated financial statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. These financial statements have been prepared on the basis that our operations continue as planned prior to entering into the Merger Agreement with TI and therefore, do not include any effect of the expected consummation of the merger with TI, except for costs incurred to date in connection with the merger.

            Our fiscal year ends on the last Sunday of May. For each of our fiscal years ended May 29, 2011, and May 30, 2010, we had a 52-week year. For our fiscal year ended May 31, 2009, we had a 53-week year. Operating results for the additional week in fiscal 2009 were considered immaterial to our consolidated results of operations for fiscal 2009.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 71 percent of our semiconductor product sales were made to distributors in fiscal 2011, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices. This compares to approximately 64 percent in fiscal 2010 and approximately 53 percent in fiscal 2009, which includes sales made through dairitens in Japan of approximately 9 percent in fiscal 2010 and approximately 8 percent in fiscal 2009. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances.

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
  •
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

            The revenue we record for these distribution sales is net of estimated provisions for these programs. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We regularly monitor the claimed allowances against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates.

            Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $18.4 million in fiscal 2011, $19.6 million in fiscal 2010 and $17.4 million in fiscal 2009.

            Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.3 million in fiscal 2011, $1.3 million in fiscal 2010 and $2.6 million in fiscal 2009. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 29, 2011, we have five reporting units that contain goodwill.

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

            We classify long-lived assets as assets held for sale when the criteria have been met, in accordance with ASC Topic 360, "Property, Plant, and Equipment." Upon classification of an asset as held for sale, we cease depreciation of the asset and classify the asset as a current asset at the lower of its carrying value or fair value (less cost to sell). If an asset is held for sale as a result of a restructuring of operations, any write down to fair value (less cost to sell) is included as a restructuring expense in the consolidated statement of income. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we revise depreciation estimates to reflect the use of the asset over its shortened useful life. We review depreciation estimates periodically, including both estimated useful lives and estimated salvage values. These reviews may result in changes to historical depreciation rates, which are considered to be changes in accounting estimates and are accounted for on a prospective basis.

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

Earnings per Share

We compute basic earnings per share using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common shares from share-based awards using the treasury stock method.

            For all years presented, the reported net income was used as the numerator in our computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:

(In Millions, Except Exercise Prices)	2011	2010	2009

Weighted-average common shares outstanding used for basic earnings per share	241.8	236.4	229.1
Effect of dilutive securities:
Share-based awards	6.4	4.9	6.0

Weighted-average common and potential common shares outstanding used for diluted earnings per share	248.2	241.3	235.1

Anti-dilutive potential common shares:
Stock options:
Number of shares	11.7	34.1	41.9

Weighted-average exercise price	$19.97	$21.68	$23.25

            Anti-dilutive potential common shares are not included in the calculation of diluted earnings per share. For fiscal 2011, 2010 and 2009, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during each of those years. Shares related to outstanding stock options at May 29, 2011 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars and gains and losses resulting from foreign currency transactions in selling, general and administrative expenses. Included in net income were net foreign currency losses of $2.6 million in fiscal 2011, $3.9 million in fiscal 2010 and $3.4 million in fiscal 2009.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with an original maturity of three months or less. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 12 to the Consolidated Financial Statements) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants. We had deferred compensation plan assets of $41.8 million at May 29, 2011 and $40.3 million at May 30, 2010, which are included in other assets. In connection with these trading securities, we recorded net gains of $6.4 million in fiscal 2011 and $5.3 million in fiscal 2010 and a net loss of $7.7 million in fiscal 2009. There is an offset for the same amounts included in SG&A expenses in fiscal 2011, 2010 and 2009, respectively, that represents the corresponding change in the liability associated with the employee deferred compensation plan due to the change in market value of these trading securities.

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

Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with ASC Topic 718, "Compensation-Stock Compensation." We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans.

            The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The fair value of these awards is recognized on a straight-line basis over the vesting period. The cash awards that were paid on November 29, 2010 in connection with retention arrangements with each of our executive officers (approved by the Compensation Committee of our Board of Directors in November 2008) were considered a share-based payment award and measured at fair value since the award was indexed to the price of our common stock (See Note 14 to the Consolidated Financial Statements). The fair value of these cash awards was measured each reporting period and was calculated using the Monte Carlo valuation method.

            The compensation expense for share-based awards is based on awards that are expected to vest and is reduced for estimated forfeitures. We apply an annual forfeiture rate that is determined based on historical forfeiture activity. Our estimated forfeiture rate is evaluated each reporting period and, taking into consideration all available evidence both before and after the reporting date, we make appropriate adjustments. This forfeiture rate represents the awards expected to be forfeited each year and results in the recognition of share-based compensation expense over the vesting period for those awards that vest. For fiscal 2011, 2010 and 2009, forfeiture rates of 7.3 percent, 6.5 percent and 7.7 percent, respectively, were applied for share-based compensation expense related to employee stock options (excluding officers).

            Share-based compensation expense included in operating results for fiscal 2011, 2010 and 2009 is presented in the following table:

(In Millions, Except Per Share Amounts)	2011	2010	2009

Cost of sales:
Gross compensation	$7.3	$9.8	$15.5
Capitalized in inventory during the period	(6.5)	(7.8)	(13.0)
Realized from inventory during the period	6.8	8.3	13.5

	7.6	10.3	16.0
Research and development	15.8	17.8	24.3
Selling, general and administrative	31.6	45.7	30.6

Total share-based compensation included in income before taxes	55.0	73.8	70.9
Income tax benefit	(18.4)	(23.5)	(21.0)

Total share-based compensation, net of tax, included in net income	$36.6	$50.3	$49.9

Share-based compensation effects on earnings per share:
Basic	$0.15	$0.21	$0.22
Diluted	$0.15	$0.21	$0.21
Share-based compensation capitalized in inventory	$0.7	$1.0	$1.5

Total gross share-based compensation	$54.7	$73.3	$70.4

            The fair value of share-based awards to employees in connection with equity compensation plans was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	2011	2010	2009

Stock Option Plan:
Expected life (in years)	3.8	3.8	3.7
Expected volatility	41%	45%	45%
Risk-free interest rate	1.4%	1.9%	2.4%
Dividend yield	2.2%	2.3%	1.4%
Stock Purchase Plan:
Expected life (in years)	0.8	0.8	0.7
Expected volatility	35%	42%	39%
Risk-free interest rate	0.2%	0.3%	1.8%
Dividend yield	2.3%	2.3%	1.4%

            The weighted-average fair value of stock options granted during both fiscal 2011 and 2010 was $4.01 per share, and during fiscal 2009 was $5.83 per share. The weighted-average fair value of rights granted under the stock purchase plan was $3.41, $4.06 and $5.05 per share for fiscal 2011, 2010 and 2009 respectively.

            The fair value of cash awards that were paid on November 29, 2010 in connection with the executive officer retention arrangements was estimated using the Monte Carlo valuation method. At May 30, 2010 the following closing stock price and weighted-average assumptions used were:

2010

Executive Officer Retention Awards:
Closing stock price	$14.05
Remaining term (in years)	0.5
Expected volatility	32%
Risk-free interest rate	0.2%
Dividend yield	2.3%

            For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by SEC's Staff Accounting Bulletin (SAB) No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market's expectation of future volatility than historical volatility, and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant for the stock option and stock purchase plans, and on the last day of the quarter for the cash awards under the executive officer retention arrangements. The traded options selected for our measurement for the stock option and stock purchase plans are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The traded options selected for our measurement of the cash awards under the executive officer retention arrangements were near-the-money and at the closing price of our common stock on the last day of the quarter and had similar remaining terms (in years). The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans, the expected life of the purchase rights under our employee stock purchase plan and the retention period under the executive officer retention arrangements, as applicable. The dividend yield is based on recent history and our expectation of dividend payouts.

            Under our equity compensation plans, employees who retire from the company and meet certain conditions set forth in the plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. Prior to fiscal 2007, we historically recognized compensation costs of these options using the nominal vesting period approach for pro forma reporting purposes. The FASB guidance specifies that a stock option award is considered to be vested when the employee's retention of the option is no longer contingent on the obligation to provide continuous service (the "non-substantive vesting period approach"). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Beginning in fiscal 2007, we changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that were granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense would have been lower by $1.3 million in fiscal 2010 and $6.8 million in fiscal 2009. Pre-tax share-based compensation expense in fiscal 2011 was not affected.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2009-13, "Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force." In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in a multiple-element arrangement, this ASU requires companies to use an estimated selling price (ESP) for the individual deliverables. Companies are to apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The FASB also issued ASU No. 2009-14, "Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements," which excludes the software from the scope of software revenue guidance if the software contained in the tangible product is essential to the tangible product's functionality. Both ASUs are effective for us beginning in our fiscal 2012, with earlier application permitted. We elected to early adopt the accounting requirements in these ASUs during the second quarter of fiscal 2011. Their adoption did not have a material effect on our consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal 2011 presentation. Net operating results have not been affected by these reclassifications.

Note 2. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which the transaction to sell the asset or transfer the liability would occur and the assumptions that market participants would use in pricing the asset or liability. We measure fair value to record our available-for-sale securities, derivative financial instruments and the deferred compensation plan assets. The measurement of fair value for our long-term debt is used to provide disclosure under Accounting Standards Codification (ASC) Topic 825, "Financial Instruments." We do not measure fair value to record the carrying value of our long-term debt, except for the debt associated with our interest rate swap that was subject to hedge accounting (See Note 3 to the Condensed Consolidated Financial Statements). Our non-financial assets subject to fair value measurements include goodwill and amortizable intangible assets, which are measured and recorded at fair value in the period they are acquired or determined to be impaired, and property, plant and equipment, which is measured and recorded at fair value in the period it is determined to be impaired or classified as held for sale.

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

            Assets and liabilities measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Balances at May 29, 2011:
Cash and cash equivalents:
Institutional money-market funds	$231.1	$-	$231.1
Commercial paper	-	369.9	369.9

	231.1	369.9	601.0
Other assets:
Investment funds – Deferred compensation plan assets:
Institutional money-market funds	7.3	-	7.3
Mutual funds	33.5	-	33.5
Marketable equity securities	1.0	-	1.0

	41.8	-	41.8

Total assets measured at fair value	$272.9	$369.9	$642.8

Accrued liabilities:
Derivative liabilities – Forward contracts	$-	$0.1	$0.1

Total liabilities measured at fair value	$-	$0.1	$0.1

Balances at May 30, 2010:
Cash and cash equivalents:
Institutional money-market funds	$216.6	$-	$216.6
Commercial paper	-	79.9	79.9

	216.6	79.9	296.5
Other current assets:
Derivative assets – Forward contracts	-	0.6	0.6
Other assets:
Investment funds – Deferred compensation plan assets:
Institutional money-market funds	6.9	-	6.9
Mutual funds	32.6	-	32.6
Marketable equity securities	0.8	-	0.8

	40.3	-	40.3
Derivative assets – Interest rate swap	-	1.6	1.6

Total assets measured at fair value	$256.9	$82.1	$339.0

            There were no transfers between level 1 and level 2 financial assets and liabilities in fiscal 2011 and 2010.

            The institutional money-market funds and the various investment funds within our deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. We determine fair value of our commercial paper by obtaining non-binding market prices from our broker on the last day of each quarter. We then corroborate these market prices by comparison to quoted market prices for similar instruments. The fair value of foreign currency forward contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The fair value of the interest rate swap was determined using a valuation model that includes significant observable inputs, such as interest rate yield curves and discount rates commensurate with the six-month LIBOR interest rates, as well as the creditworthiness of the counterparties and our own nonperformance risk.

            Non-financial assets measured at fair value on a recurring basis include the following:

(In Millions)	Significant Other Observable Inputs (Level 2)

Balance at May 29, 2011:
Other assets:
Property, plant and equipment held for sale	$17.6

            In fiscal 2011, a portion of our assets held for sale was written down to its fair value of $17.6 million less cost to sell of $0.7 million. As a result we recorded an impairment charge of $6.0 million, which is further discussed in Note 6 to the Consolidated Financial Statements. The fair value of those assets held for sale is based on market prices of similar assets using a market approach that includes observable inputs.

            The fair value of our long-term debt (including the current portion) at May 29, 2011 was $1,141.3 million and at May 30, 2010 was $1,339.2 million. The fair value measurements for our long-term debt instruments take into consideration credit rating changes, equity price movements, interest rate changes and other economic variables.

Note 3. Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 29, 2011, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of one year or less have a rating of A1/P1 or better.

            Our cash equivalents consisted of the following as of May 29, 2011 and May 30, 2010:

(In Millions)	2011	2010

CASH EQUIVALENTS
Available-for-sale securities:
Institutional money market funds	$231.1	$216.6
Commercial paper	369.9	79.9

	601.0	296.5
Held-to-maturity securities:
Bank time deposits	345.4	530.0

Total cash equivalents	$946.4	$826.5

Short-Term Investments

(In Millions)	2011	2010

Bank time deposit maturing September 2011	$40.0	$-

Total short-term investments	$40.0	$-

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

            The following table provides information about gains (losses) associated with our derivative financial instruments:

		Amount of Gains (Losses) Recognized in Income on Derivative				Amount of Losses Recognized in Income on Hedged Item
	Location of Gains (Losses) Recognized in Income on Derivative				Location of Losses Recognized in Income on Hedged Item
(In Millions)		2011	2010	2009		2011	2010	2009

Fair value hedge:
Interest rate swap	Other non-operating income (expense), net	$12.0	$1.6	$-	Other non-operating income (expense), net	$(14.1)	$(3.8)	$-

Instruments without hedge accounting designation:
Forward contracts	Selling, general and administrative	$(2.8)	$0.1	$2.4
Purchased options	Selling, general and administrative	(0.6)	(0.1)	(0.2)

		$(3.4)	$-	$2.2

            In September 2010, we liquidated our interest rate swap for which we received proceeds of $16.1 million including accrued interest through the liquidation date. Upon the date of liquidation, we measured the fair value of both the swap and the related debt, which resulted in a net gain on derivative instrument in fair value hedge of $0.3 million. We also incurred a loss of $0.7 million due to the derecognition of the fair value hedge in connection with the liquidation of the interest rate swap. These amounts are included in other non-operating income, net for fiscal 2011. The accumulated fair value adjustment to the carrying value of the senior unsecured notes will be amortized over the remaining term of the debt on an effective yield basis and will be recorded as a reduction of interest expense. No further fair value adjustments will be made to the carrying value of the senior unsecured notes.

Fair Value and Notional Principal of Derivative Financial Instruments

The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of fiscal year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information at May 29, 2011. The table below shows the fair value and notional principal of derivative financial instruments:

	Liability Derivatives
(In Millions)	Balance Sheet Location	Notional Principal	Fair Value

Balances at May 29, 2011:
Instruments without hedge accounting designation:
Forward contracts	Accrued liabilities	$28.7	$0.1

	Asset Derivatives
(In Millions)	Balance Sheet Location	Notional Principal	Fair Value

Balances at May 30, 2010:
Fair value hedge:
Interest rate swap	Other assets	$250.0	$1.6
Instruments without hedge accounting designation:
Forward contracts	Other current assets	20.0	0.6

Total		$270.0	$2.2

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications and automotive. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 61 percent of total accounts receivable at May 29, 2011 and approximately 58 percent of total accounts receivable at May 30, 2010.

            Net sales to major customers as a percentage of total net sales were as follows:

	2011	2010	2009

Distributor:
Avnet	20%	17%	15%
Arrow	16%	15%	13%

            Sales to the distributors included above are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 4. Consolidated Financial Statement Details

Consolidated Balance Sheets (In Millions)	2011	2010

RECEIVABLE ALLOWANCES
Doubtful accounts	$0.3	$0.4
Returns and allowances	36.4	29.6

Total receivable allowances	$36.7	$30.0

INVENTORIES
Raw materials	$11.6	$9.5
Work in process	86.3	67.8
Finished goods	34.1	41.3

Total inventories	$132.0	$118.6

OTHER CURRENT ASSETS
Prepaid income taxes	$133.9	$90.0
Prepaid expenses	13.2	19.8
Assets held for sale	33.9	45.8
Other	6.5	1.2

Total current assets	$187.5	$156.8

PROPERTY, PLANT AND EQUIPMENT
Land	$21.1	$21.1
Buildings and improvements	399.8	398.3
Machinery and equipment	1,643.0	1,679.4
Internal-use software	69.0	81.5
Construction in progress	44.1	18.7

Total property, plant and equipment	2,177.0	2,199.0
Less accumulated depreciation and amortization	(1,755.9)	(1,808.9)

Total property, plant and equipment, net	$421.1	$390.1

OTHER ASSETS
Debt issuance costs	$4.5	$5.8
Income tax receivable	41.7	41.7
Deferred compensation plan assets	41.8	40.3
Other	10.2	14.4

Total other assets	$98.2	$102.2

ACCRUED LIABILITIES
Payroll and employee related	$71.7	$127.3
Accrued interest payable	22.9	24.6
Deferred gain on sale of assets	13.3	-
Severance and restructuring expenses	1.2	15.4
Other	33.0	37.2

Total accrued liabilities	$142.1	$204.5

Consolidated Balance Sheets (In Millions)	2011	2010

OTHER NON-CURRENT LIABILITIES
Accrued pension obligation	$57.7	$67.3
Deferred compensation plan liability	41.8	40.3
Other	11.2	16.6

Total other non-current liabilities	$110.7	$124.2

ACCUMULATED OTHER COMPREHENSIVE LOSS
Defined benefit pension plans	$(124.5)	$(131.9)
Other	0.1	(0.3)

Total accumulated other comprehensive loss	$(124.4)	$(132.2)

Consolidated Statements of Income (In Millions)	2011	2010	2009

OTHER OPERATING EXPENSE (INCOME), NET
Net intellectual property income	$(0.2)	$(0.3)	$(2.7)
Litigation settlement	-	(0.3)	-
Other	0.5	0.2	-

Total other operating expense (income), net	$0.3	$(0.4)	$(2.7)

OTHER NON-OPERATING INCOME (EXPENSE), NET
Trading securities:
Change in unrealized holding gains/losses, net	$6.4	$5.3	$(7.7)
Non-marketable investments:
Gain from sale	-	-	0.4
Gain from liquidation of investment	0.3	0.3	-

Total gain (loss) on investments, net	6.7	5.6	(7.3)
Loss on extinguishment of debt	-	(2.1)	-
Net loss on derivative instrument in fair value hedge	(2.1)	(2.2)	-
Loss on liquidation of interest rate swap	(0.7)	-	-

Total other non-operating income (expense), net	$3.9	$1.3	$(7.3)

Note 5. Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

(In Millions)	2011	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$56.2	$59.3	$70.8
Income taxes	$101.7	$83.3	$24.3
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$3.6	$2.0	$0.4
Acquisition of software under license obligations, net	$0.4	$-	$3.3
Deposit applied to purchase equipment	$4.7	$15.0	$-

Note 6. Cost Reduction Programs and Restructuring of Operations

Fiscal 2011

We recorded a net charge of $25.6 million for severance and restructuring expenses in fiscal 2011. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

May 2010 business realignment:
Severance	$0.7	$0.8	$1.5
Other exit-related costs	0.3	0.1	0.4
Impairment of equipment and other assets	1.2	-	1.2
Release of reserves:
Severance	(0.1)	-	(0.1)

	2.1	0.9	3.0
March 2009 workforce reduction and plant closures:
Other exit-related costs	-	15.1	15.1
Severance	-	0.4	0.4
Gain on sale of equipment	-	(0.8)	(0.8)
Impairment of property, plant and equipment	-	8.8	8.8
Release of reserves:
Severance	-	(0.9)	(0.9)

	-	22.6	22.6

Total severance and restructuring expenses, net	$2.1	$23.5	$25.6

            In connection with exit activities related to the realignment of certain product line business units originally announced in May 2010, we recorded a total net charge of $3.0 million in fiscal 2011. This amount includes $1.5 million for severance expenses and $0.4 million for other exit-related costs in connection with two leased facilities. In the first quarter of fiscal 2011, we also decided to discontinue the development of a product which was originally acquired with the purchase of ActSolar, Inc. in fiscal 2009. As a result, we recorded a $1.2 million charge to write off the intangible asset and certain equipment related to the development project that is no longer used. These charges were partially offset by a recovery of $0.1 million to reduce accrued severance expenses upon finalizing severance packages with certain terminated employees in foreign locations. All activities related to the product line business realignment were substantially completed by the end of fiscal 2011.

            In connection with the workforce reduction and plant closures announced in March 2009, we recorded a total net charge of $22.6 million in fiscal 2011. This amount includes other exit-related costs of $15.1 million associated with the closure and transfer activities that occurred at our manufacturing sites in Texas and China during fiscal 2011, and $0.4 million for severance expenses. We also recorded a $6.0 million impairment charge to reduce the carrying value of one of the manufacturing sites that is held for sale since the industrial real estate market in its location has declined. In addition, we recorded a $0.8 million charge to write off certain Texas building improvements that were removed in the second quarter of fiscal 2011 and a $2.0 million charge to write off certain Texas equipment previously classified as held for sale that remained unsold after completing a final public sale of the equipment in the first quarter of fiscal 2011. As a result, total charges for the impairment of property, plant and equipment were $8.8 million in fiscal 2011. Partially offsetting the charges discussed above was a $0.9 million recovery to reduce accrued severance expenses upon redeploying certain employees from Texas and China to other locations, and a $0.8 million gain on the sale of certain Texas equipment. Since these net charges relate to actions announced in fiscal 2009, total cumulative net charges since March 2009 through the end of fiscal 2011 for these actions are presented in the following table:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$46.6	$60.6
Other exit-related costs	-	47.1	47.1
Impairment of property, plant and equipment	-	63.1	63.1
Gain on sale of equipment	-	(2.1)	(2.1)
Other equipment gain, net	-	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(5.7)	(6.1)

Total cumulative severance and restructuring expenses for the March 2009 workforce reduction and plant closures	$13.6	$147.8	$161.4

            We ceased production activity in both China and Texas in fiscal 2010 and the remaining activities associated with the closures of those manufacturing facilities were substantially completed in fiscal 2011. Since then, we have been actively engaged in locating buyers to purchase each of these manufacturing facilities. As a result, all of the China and Texas plant assets have been classified as held for sale. As of May 29, 2011, the total carrying value of assets held for sale was $33.9 million and is reported in other current assets in the consolidated balance sheet. We have ceased depreciation on these assets and now measure the carrying value at the lower of historical net book value or fair value (less cost to sell). Activity related to assets held for sale during fiscal 2011 includes the $6.0 million impairment charge to reduce the carrying value of one of the facilities to its fair value less cost to sell, the sale of certain Texas equipment with a carrying value of $2.6 million and the write off of certain Texas building improvements and equipment with a carrying value of $2.8 million. In addition, certain Texas equipment with a carrying value of $0.5 million (approximating fair value) was transferred to our manufacturing facility in Maine and reclassified as held and used.

            After the end of fiscal 2011, we completed the sale of our China manufacturing facility to an unrelated third party in June 2011. The facility and its existing machinery and equipment, which had a carrying value of $17.0 million, were sold for $26.6 million. As a result, we expect to record a gain in the first quarter of fiscal 2012 of approximately $6 million after determining the final costs of the transaction. A portion of the proceeds in the amount of $13.3 million was received prior to the end of fiscal 2011 and is included in deferred gain on sale of assets on the consolidated balance sheet.

            In June 2011, we also completed the sale of our ERI business to an unrelated third party for $0.8 million. The ERI business was a part of the strategic growth market business unit within our Analog reportable segment. Under the terms of the agreement, we sold certain assets and liabilities, primarily intellectual property and customer contracts, which had a carrying value of $0.4 million. As a result, we expect to record a gain in the first quarter of fiscal 2012 after determining the final costs of the transaction.

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

            We recorded a charge of $1.7 million in fiscal 2010 for severance payments to employees who were terminated in connection with exit activities as part of the realignment of certain product line business units announced in May 2010.

            In connection with the workforce reduction and plant closures announced in March 2009, we recorded a net charge of $21.5 million in fiscal 2010 for additional severance and restructuring expenses that were partially offset by the equipment gains described below. The restructuring expenses included $28.7 million of other exit-related costs associated with closure and transfer activities that occurred at our manufacturing sites in Texas and China during fiscal 2010, and $0.5 million for severance expenses.

            By the second half of fiscal 2010, the global economy began to slowly recover as revenue prospects improved significantly. An increasing portion of our revenues were coming from a portfolio of products that are primarily manufactured in our wafer fabrication facility in Greenock, Scotland. Management believed there was a larger market with a longer life for these products than was previously assumed and decided to increase its manufacturing capacity in Scotland. Certain equipment previously classified as held for sale, primarily the Texas equipment, is now being used in our manufacturing facility in Scotland. The carrying value of this equipment was adjusted based on the lower of its carrying value before being classified as held for sale (adjusted for any depreciation that would have been recognized had it been continuously classified as held and used), or its fair value at the time management decided the equipment would no longer be sold. Since the date we first classified this equipment as held for sale to the date we reclassified it as held and used, the fair value of this equipment had increased. As a result, we recorded a gain of $1.2 million to restore the carrying value of the equipment to fair value which was lower than what its carrying value would have been had it been continuously classified as held and used. The weighted average remaining life of this equipment at the time we classified it as held for sale was 7.8 years and when it was reclassified as held and used in fiscal 2010, its weighted-average remaining life was 7.3 years. We also recorded a gain of $1.3 million upon completing the sale of some of the equipment in China and Texas during fiscal 2010. In addition to these equipment gains, we recorded a recovery of $5.2 million due to adjustments to reduce accrued severance expenses for manufacturing employees who voluntarily terminated prior to their scheduled departure dates and for severance packages that were finalized with certain employees in foreign locations.

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

            In March 2009, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide in our product lines, sales and marketing, manufacturing and support functions. The majority of the affected employees departed by the end of fiscal 2009. We also planned to further reduce headcount by approximately 875 through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. The departure of these additional employees was to coincide with the phased timing of the plant closures. As a result of these actions, we recorded $117.3 million in fiscal 2009, which included severance costs of $59.7 million, asset impairment charges of $54.3 million and other exit-related costs of $3.3 million associated with closure and transfer activities incurred in fiscal 2009. Included in the asset impairment charges was $9.8 million related to the modification of a CAD software license that reduced the volume of licenses available for use by the company.

            In November 2008, we announced a global workforce reduction that eliminated approximately 330 positions in response to the uncertain business climate at that time. These positions were primarily in non-manufacturing functions in our product line, marketing and sales, and general administrative operations. In addition to the workforce reduction, we closed two design centers located in the United States. As a result of this action, we recorded severance and restructuring expenses of $26.4 million in fiscal 2009, which represented the total amount expected to be incurred. This amount included severance costs of $25.5 million, other exit-related costs of $0.1 million and $0.8 million for the impairment of abandoned equipment.

            In addition to the actions described above, we recorded a net charge of $0.3 million related to the workforce reduction and manufacturing restructure announced in fiscal 2008. This amount included a $2.2 million charge for other exit-related costs primarily incurred in connection with dismantling and removing equipment. This charge was partially offset by a recovery of $1.9 million, which included $1.4 million primarily due to an adjustment to reduce accrued severance expenses upon finalizing severance packages with certain terminated employees in foreign locations and a gain of $0.5 million from the subsequent sale of some of the equipment that had been previously written down.

Summary of Activities

The following table provides a summary of the activities related to our severance and restructuring costs included in accrued expenses during fiscal 2011, 2010 and 2009:

	Fiscal 2010 Business Unit Realignment		Fiscal 2009 Workforce Reduction and Plant Closures		Cost Reduction and Restructuring Actions In Prior Years
(In Millions)	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs	Total

Balances at May 25, 2008					$14.5	$0.8	$15.3
Cost reduction charges			$85.2	$3.4	-	2.2	90.8
Cash payments			(42.3)	(2.2)	(13.0)	(2.7)	(60.2)
Release of residual reserves			-	-	(1.4)	(0.1)	(1.5)

Balances at May 31, 2009			42.9	1.2	0.1	0.2	44.4
Cost reduction charges	$1.7	$-	0.5	28.7	-	-	30.9
Cash payments			(22.7)	(29.3)	(0.2)	(0.1)	(52.3)
Exchange rate adjustment			0.6	-	0.1	-	0.7
Release of residual reserves			(8.2)	-	-	(0.1)	(8.3)

Balance at May 30, 2010	1.7	-	13.1	0.6	-	-	15.4
Cost reduction charges	1.5	0.4	0.4	15.1	-	-	17.4
Cash payments	(2.6)	(0.4)	(11.8)	(15.6)	-	-	(30.4)
Exchange rate adjustment	(0.1)	-	(0.1)	-	-	-	(0.2)
Release of residual reserves	(0.1)	-	(0.9)	-	-	-	(1.0)

Balance at May 29, 2011	$0.4	$-	$0.7	$0.1	$-	$-	$1.2

            During fiscal 2011 we paid severance to 211 employees in connection with exit activities as part of the business unit realignment announced in May 2010 and the plant closures. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the closures of our manufacturing facilities in Texas and China. The balances at May 29, 2011, which are expected to be paid in early fiscal 2012, primarily represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the business realignment and the manufacturing plant closures.

Note 7. Acquisition

Fiscal 2011

In June 2010, we acquired substantially all of the assets of GTronix Inc. (GTronix), a fabless semiconductor company based in Fremont, California. GTronix's proprietary analog technology provides very low-power solutions for noise cancellation in mobile applications such as wireless handsets and audio accessories. The acquisition of GTronix's assets is intended to expand our existing audio portfolio. In addition, GTronix technology has potential for other broader applications in which low-power analog signal processing is important.

            The acquisition was accounted for using the acquisition method of accounting with a purchase price of $4.5 million for the GTronix's assets. The acquired assets constitute a business and included primarily amortizable intangible assets, inventory and equipment. No liabilities were assumed in the transaction. The purchase price was allocated as follows:

(In Millions)	Total
Tangible assets	$0.2
Acquired developed technology	1.7
Other intangible assets	0.4
Goodwill	2.2

Total	$4.5

            Goodwill from this acquisition is included in our Analog segment and it primarily represents the expected value of future technologies that have yet to be determined. Goodwill is expected to be deductible for tax purposes.

            Revenue and earnings of GTronix since the acquisition date included in our operating results for fiscal 2011 were immaterial.

Fiscal 2010

In October 2009, we acquired Energy Recommerce Inc. (ERI), a privately held solar energy company that provided web-based monitoring of commercial photovoltaic systems performance. The acquisition of ERI expanded our portfolio of power management technologies.

            Beginning in fiscal 2010, we adopted ASC Topic 805, "Business Combinations," which changed the accounting for business combinations. The acquisition of ERI was accounted for using the acquisition method of accounting with a purchase price of $6.1 million for all of the outstanding shares of the company's common stock. The purchase price was allocated as follows:

(In Millions)	Total
Net assets	$0.2
Acquired developed technology	0.8
Other intangible assets	1.1
Goodwill	4.6
Deferred tax liability	(0.6)

Total	$6.1

            Goodwill from this acquisition is included in our Analog segment and primarily represents the expected value of future customers and future technologies that have yet to be determined. Future customers and technologies do not meet the criteria for recognition separately from goodwill, because they are part of the future development and growth of the business. No amount of goodwill is expected to be deductible for tax purposes.

            Revenue and earnings of ERI since the acquisition date included in our operating results for fiscal 2011 and 2010 were immaterial. See Note 6 to the Consolidated Financial Statements regarding the subsequent sale of the ERI business.

Fiscal 2009

In March 2009, we acquired ActSolar, Inc. ("ActSolar"), a privately-held solar energy company that provided power optimization solutions for commercial and utility-scale solar installations. The acquisition of ActSolar was intended to expand our portfolio of power optimization technologies and provide us with new diagnostics and panel monitoring capabilities for solar arrays. The acquisition was accounted for using the purchase method of accounting with a purchase price of $4.8 million for all of the outstanding shares of the company's common stock. As a result, we recorded a $2.9 million in-process R&D charge in fiscal 2009. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. The remainder of the purchase price was allocated as follows:

(In Millions)	Total
Net liabilities	$(0.5)
Other intangible assets	1.4
Goodwill	1.0

Total	$1.9

Supplemental Pro Forma Information

Pro forma results of operations related to these acquisitions have not been presented since their operating results up to the date of each acquisition were not material on either an individual or an aggregate basis.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balances at May 31, 2009	$54.2	$7.3	$61.5
Acquisition of ERI	4.6	-	4.6

Balances at May 30, 2010	58.8	7.3	66.1
Acquisition of GTronix	2.2	-	2.2

Balances at May 29, 2011	$61.0	$7.3	$68.3

            In fiscal 2011, we recorded $2.2 million of goodwill in connection with the acquisition of GTronix and in fiscal 2010, we recorded $4.6 million of goodwill in connection with the acquisition of ERI (See Note 7 to the Consolidated Financial Statements).

Intangible Assets

We have intangible assets of $2.9 million at May 29, 2011 and $2.9 million at May 30, 2010, which are included in other assets in the consolidated balance sheet. These intangible assets primarily include developed technology and other amortizable intangible assets with a weighted-average amortization period of 6.3 years. Amortization expense was $0.7 million in fiscal 2011, $0.4 million in fiscal 2010, and $0.1 million in fiscal 2009.

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

            The following table presents the activity for the asset retirement obligations included in other non-current liabilities for the years ended May 29, 2011 and May 30, 2010:

(In Millions)
Balance at May 31, 2009	$3.9
Liability settled	(0.5)
Accretion expense	1.1

Balance at May 30, 2010	4.5
Liability settled	(1.9)
Accretion expense	0.1

Balance at May 29, 2011	$2.7

Note 10. Debt

Debt at fiscal year-end consisted of the following:

(In Millions)	2011	2010

Senior floating rate notes due 2010	$-	$250.0
Senior notes due 2012 at 6.15%	375.0	375.0
Senior notes due 2015 at 3.95%	250.0	250.0
Senior notes due 2017 at 6.60%	375.0	375.0
Unsecured promissory note at 2.50%	29.7	26.5

	1,029.7	1,276.5
Less net unamortized discount	(2.3)	(2.8)
Add fair value adjustment*	15.4	3.8

	1,042.8	1,277.5
Less current portion of long-term debt	-	276.5

Long-term debt	$1,042.8	$1,001.0

*
The fixed-rate debt obligation that was hedged is reflected in the consolidated balance sheet as an amount equal to the sum of the debt's carrying value plus a fair value adjustment for the change in the fair value of the hedged debt obligation (See Note 3 to the Consolidated Financial Statements).

            In June 2010, we repaid in full the $250 million aggregate principal amount of senior floating rate notes due June 2010 which were issued through a public offering in June 2007. The total amount of repayment was $250.3 million which included the aggregate principal amount outstanding and accrued interest through the repayment date. The $375.0 million aggregate principal amount of 6.15 percent senior notes due June 2012 and $375.0 million aggregate principal amount of 6.60 percent senior notes due June 2017 were also issued through the public offering in June 2007. Interest on the senior fixed rate notes is payable semi-annually and the notes are redeemable by us at any time.

            The $250.0 million aggregate principal amount of senior notes due April 2015 were issued through a public offering in April 2010. The unsecured notes bear interest at a fixed rate of 3.95 percent which is payable semi-annually. The notes are redeemable by us at any time.

            In October 2010, we amended an existing credit agreement with a bank to extend the due date of our unsecured promissory note denominated in Japanese yen (2,408,750,000). Under the terms of the agreement, the promissory note will become due in November 2013 and interest is payable quarterly at a fixed 2.5 percent annual rate. We are also required to comply with the covenants set forth under our multi-currency agreement.

            The aggregate annual maturities of long-term debt at May 29, 2011 are presented in the following table:

Fiscal year:	(In Millions)
2012	$-
2013	375.0
2014	29.7
2015	250.0
2016	-
2017 and thereafter	375.0

$1,029.7

            The estimated fair value of long-term debt was $1,141.3 million at May 29, 2011.

            Our multicurrency credit agreement with a bank was renewed and amended in October 2010 to provide up to $10 million for multicurrency loans, letters of credit and standby letters of credit. At May 29, 2011, we had committed $2.2 million of the credit available under the agreement. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of May 29, 2011, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2011 and we expect to renew it before then.

Note 11. Income Taxes

Worldwide pretax income from operations and income taxes consist of the following:

(In Millions)	2011	2010	2009

INCOME BEFORE INCOME TAXES
U.S.	$285.8	$166.0	$71.8
Non-U.S.	117.2	102.6	41.8

	$403.0	$268.6	$113.6

INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local	$45.2	$41.1	$17.8
Non-U.S.	19.4	5.4	1.3

	64.6	46.5	19.1
Deferred:
U.S. federal and state	42.9	13.9	(3.0)
Non-U.S.	(3.3)	(1.0)	24.2

	39.6	12.9	21.2

Income tax expense	$104.2	$59.4	$40.3

            The fiscal 2011 income tax expense of $104.2 million is higher than the fiscal 2010 income tax expense of $59.4 million due to the increase in fiscal 2011 income, mainly in the U.S. Our fiscal 2011 income tax expense was also higher because we incurred certain expenses associated with the Merger Agreement with TI that are not tax-deductible. Although the fiscal 2010 income tax expense of $59.4 million is higher than the fiscal 2009 income tax expense of $40.3 million due to higher income in fiscal 2010, our effective tax rate was lower in fiscal 2010 than in fiscal 2009. Our effective tax rate was lower because our fiscal 2010 income tax expense included a tax benefit of $7.4 million primarily arising from the repatriation of previously unremitted Japanese earnings. In addition, a portion of our earnings comes from our Malaysian subsidiary and is not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010. The fiscal 2009 income tax expense included incremental tax expense of $16.7 million related to the write down of foreign deferred tax assets that would no longer be realized in the foreseeable future due to the tax holiday granted by the Malaysian government. The effect of the fiscal 2009 write down of foreign deferred tax assets was partially offset by $15.0 million of tax benefits associated with R&D tax credits, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold.

            The following table provides a summary of the changes in the amount of unrecognized tax benefits that are included in long-term income taxes payable on the consolidated balance sheet at May 29, 2011:

(In Millions)
Balance at May 31, 2009	$146.2
Settlements and effective settlements with tax authorities	(4.0)
Lapse of applicable statute of limitations	(3.6)
Increases for tax positions in the current year	13.8
Other changes in unrecognized tax benefits	4.2

Balance at May 30, 2010	156.6
Settlements and effective settlements with tax authorities	(0.7)
Lapse of applicable statute of limitations	(1.9)
Increases for tax positions in the current year	16.1
Other changes in unrecognized tax benefits	4.0

Balance at May 29, 2011	$174.1

            All of the unrecognized tax benefit at May 29, 2011 would affect our effective tax rate if it were to be recognized in a future period. Interest and penalties related to unrecognized tax benefits are included within income tax expense. The amount of interest and penalties accrued was $21.7 million at May 29, 2011 and $18.7 million at May 30, 2010.

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

            We believe that it is reasonably possible that the unrecognized tax benefits mainly related to transfer pricing matters for tax years where the statutes of limitation expire during fiscal 2012 could decrease by as much as $2.9 million within the next year.

            The Internal Revenue Service is currently examining our federal tax returns for fiscal 2007 through 2009, as well as our amended federal tax returns for fiscal 2005 and 2006. Several state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005. During fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. With a few exceptions, state tax returns for fiscal 2000 and after remain subject to future examination or adjustment by state tax authorities. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns. In general, our international tax returns for fiscal 2003 and after remain subject to examination.

            The tax effects of temporary differences that constitute significant portions of the deferred tax assets are presented below:

(In Millions)	2011	2010

DEFERRED TAX ASSETS
Inventories	$0.3	$3.2
Equity investments	1.8	1.0
Property, plant and equipment and intangible assets	6.0	3.8
Accrued liabilities	38.8	51.4
Research and development expenditures	52.9	73.7
Deferred compensation	15.1	18.3
Share-based compensation	58.9	72.7
Non-U.S. loss carryovers and other allowances	107.0	103.4
Federal and state credit carryovers	92.8	86.2
Other	0.4	0.8

Gross deferred tax assets	374.0	414.5
Valuation allowance	(100.8)	(98.7)

Total deferred tax assets, net	$273.2	$315.8

            The decrease in net deferred tax assets for fiscal 2011 of $42.6 million is from continuing operations and from the tax effect on other comprehensive income items.

            We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized in the foreseeable future due to a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond fiscal 2019. We have a deferred tax asset related to the California R&D credits which can be carried forward indefinitely and we have concluded that a valuation allowance is not required against it since our estimate of future taxable income for California purposes in the long term (greater than 15 years) is considered more than sufficient to realize the deferred tax asset during the same time period. The valuation allowance for deferred tax assets increased by $2.1 million in fiscal 2011 compared to an increase of $1.9 million in fiscal 2010.

            The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 29, 2011, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the valuation allowance.

            The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

	2011	2010	2009

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at different rates	(8.7)	(13.8)	0.6
U.S. state and local taxes net of federal benefits	1.5	1.6	(0.7)
Changes in beginning of year valuation allowances	(0.5)	(0.5)	5.8
Domestic manufacturing benefit	(2.5)	(1.2)	(2.8)
Tax credits	(1.8)	(2.2)	(5.7)
Acquisition costs	1.1	-	-
Other	1.8	3.2	3.3

Effective tax rate	25.9%	22.1%	35.5%

            No U.S. income taxes have been provided on the cumulative unremitted earnings of approximately $429.9 million from non-U.S. subsidiaries as of May 29, 2011. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings was not reinvested indefinitely. We intend to continue reinvesting certain foreign earnings from non-U.S. subsidiaries indefinitely.

            At May 29, 2011, we had $11.6 million of state net operating loss carryovers, which expire between fiscal 2017 and 2023. We also had $135.2 million of state credit carryovers, consisting primarily of California R&D credits which can be carried forward indefinitely. In addition, we had net operating losses and other tax allowance carryovers of $432.4 million from certain non-U.S. jurisdictions, most of which do not expire.

Note 12. Retirement and Pension Plans

The annual expense for all retirement and pension plans was as follows:

(In Millions)	2011	2010	2009

Salary deferral 401(k) plan	$13.0	$13.3	$16.5
Non-U.S. pension and retirement plans	$16.0	$16.5	$10.1

U.S. Plans

Our retirement and savings program for U.S. employees consists of a salary deferral 401(k) plan. The salary deferral 401(k) plan allows employees to defer up to 30 percent of their salaries, subject to certain limitations, with partially matching company contributions. To encourage employee participation, we make a matching contribution of 150 percent of the employee's contribution to the 401(k) plan, up to the first 4 percent of the employee's eligible salary. Contributions are invested in one or more of thirty investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National common stock may be sold at any time at the employee's direction. Although we have reserved 10,000,000 shares of common stock for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.

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

            Beginning in fiscal 2009, we adopted the provisions of ASC Topic 715, "Compensation – Retirement Benefits," that requires the measurement date of a plan's funded status to be the same as the company's fiscal year-end. As a result, the measurement date of February 28 for one of our plans was changed to May 31. In lieu of remeasuring plan assets and benefit obligations as of the beginning of fiscal 2009 and using those new measurements to determine the effect of the measurement date change, we used the alternative approach permitted by GAAP. Under the alternative approach, the measurement of plan assets and benefit obligations determined as of February 28, 2008 were used to estimate the effect of the measurement date change. As a result, the net periodic pension cost for the 15-month period from February 28, 2008 to May 31, 2009 was allocated proportionately between amounts to be recognized as an adjustment of retained earnings for the portion of the 15-month period in fiscal 2008 and net periodic pension cost for the remaining portion in fiscal 2009. As a result, we recorded an adjustment of $0.6 million to retained earnings representing the effect of the change in measurement date for this plan.

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

            The following table presents target allocation percentages and the fiscal year end percentage for each major category of plan assets:

	2011		2010

Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Equities	67%	55%	68%	59%
Bonds	24%	27%	23%	26%
Cash	-	5%	-	8%
Other	9%	13%	9%	7%

Total	100%	100%	100%	100%

            The following table presents the fair value of plan assets by major categories using the same three-level hierarchy described in Note 2:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Balances at May 29, 2011:
Cash and cash equivalents	$12.4	$-	$-	$12.4
Equities:
Global equity funds	-	151.3	-	151.3
Fixed income:
Global bond funds	-	68.9	-	68.9
Non-U.S. government bonds	3.3	-	-	3.3
Diversified growth funds	-	16.7	-	16.7
Real estate funds	-	-	8.5	8.5
Other	0.8	10.1	-	10.9

Total assets measured at fair value	$16.5	$247.0	$8.5	$272.0

Balances at May 30, 2010:
Cash and cash equivalents	$16.8	$-	$-	$16.8
Equities:
Global equity funds	0.7	113.9	-	114.6
Insurance contracts	-	-	12.5	12.5
Fixed income:
Global bond funds	-	46.5	-	46.5
Non-U.S. government bonds	9.6	-	-	9.6
Other	1.3	15.3	-	16.6

Total assets measured at fair value	$28.4	$175.7	$12.5	$216.6

            For all of our plans the discount rates represent the rates at which benefits could have been settled at the measurement date and were determined based on an analysis of the investment returns underlying annuity contracts, or alternatively the rates of return currently available on high quality fixed interest investments for liability durations that match the timing and amount of the expected benefit payments. The source data used to determine the discount rates for the U.K. and Germany plans are based on the published iBoxx index of AA bond yields for durations of over 15 years. The yields at the plans' measurement dates were approximately 5.33 to 5.80 percent. While no formal liability cash flow projections were made for these plans, the mean term of their liabilities was determined for assessing appropriate bond durations. Our plan in Taiwan is not material.

            Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)	2011	2010	2009

Service cost of benefits earned during the year	$3.5	$2.8	$3.2
Plan participant contributions	(0.7)	(0.8)	(0.8)
Interest cost on projected benefit obligation	16.4	15.5	15.0
Expected return on plan assets	(16.8)	(13.3)	(16.8)
Net amortization and deferral	6.2	5.4	2.9

Net periodic pension cost	$8.6	$9.6	$3.5

            Changes in the benefit obligations and plan assets are presented in the following table:

(In Millions)	2011	2010

PROJECTED BENEFIT OBLIGATION
Beginning balance	$283.9	$252.5
Service cost	3.5	2.8
Interest cost	16.4	15.5
Benefits paid	(5.2)	(6.7)
Actuarial (gain) loss	(10.0)	53.8
Exchange rate adjustment	41.1	(34.0)

Ending balance	$329.7	$283.9

PLAN ASSETS AT FAIR VALUE
Beginning balance	$216.6	$199.8
Actual return on plan assets	20.0	41.9
Company contributions	6.6	6.8
Plan participant contributions	0.7	0.8
Benefits paid	(4.5)	(6.7)
Exchange rate adjustment	32.6	(26.0)

Ending balance	$272.0	$216.6

FUNDED STATUS – BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Fiscal year end balance	$57.7	$67.3

ACCUMULATED BENEFIT OBLIGATION
Fiscal year end balance	$327.5	$282.8

            Amounts recognized in the consolidated balance sheets:

(In Millions)	2011	2010

Other non-current liabilities	$57.7	$67.3
Accumulated other comprehensive loss	$(124.5)	$(131.9)

            Amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost:

(In Millions)	2011	2010

Transition asset	$1.0	$1.1
Actuarial loss	(125.5)	(133.0)

	$(124.5)	$(131.9)

            The net periodic pension cost and projected benefit obligations were determined using the following assumptions:

	2011	2010	2009

NET PERIODIC PENSION COST
Discount rate	2.1%-5.5%	2.3%-6.5%	2.8%-6.2%
Rate of increase in compensation levels	1.0%-3.0%	0.0%-3.0%	1.8%-3.8%
Expected long-term return on assets	1.5%-7.5%	1.5%-7.5%	3.0%-7.5%
PROJECTED BENEFIT OBLIGATIONS
Discount rate	2.0%-5.8%	2.1%-5.5%	2.3%-6.5%
Rate of increase in compensation levels	2.0%-3.0%	1.0%-3.0%	1.0%-3.5%

            Total contributions paid to these plans were $6.6 million in fiscal 2011, $6.8 million in fiscal 2010 and $15.4 million in fiscal 2009. We currently expect contributions to total approximately $5.9 million in fiscal 2012. This amount excludes any voluntary contribution, which is yet to be determined by management.

            The following table presents the total expected benefits to be paid to plan participants for the next ten fiscal years as determined based on the same assumptions used to measure the benefit obligation at May 29, 2011:

Fiscal year:	(In Millions)

2012	$5.9
2013	6.3
2014	6.5
2015	6.9
2016	7.4
2017-2021	44.7

Total	$77.7

            Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension cost over the next fiscal year:

(In Millions)

Amortization of net transition asset	$(0.2)
Amortization of net loss	$6.1

Note 13. Shareholders' Equity

Stock Repurchase Programs

Fiscal 2011

During fiscal 2011, we did not repurchase any shares of our common stock in connection with the $500 million stock repurchase program we announced in June 2007, and any such repurchases are prohibited by the Merger Agreement. Under this program, we have a balance of $127.4 million remaining available for future stock repurchases at May 29, 2011. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

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

Dividends

We paid cash dividends of $91.6 million in fiscal 2011, $75.7 million in fiscal 2010 and $64.4 million in fiscal 2009. Subject to certain exceptions, the Merger Agreement provides that we may not declare or pay any dividends on our common stock without TI's prior written consent until the merger is completed or the Merger Agreement is terminated.

Note 14. Share-based Compensation Plans

The 2009 Incentive Award Plan (the 2009 Plan) approved by shareholders in September 2009 replaced our four former equity compensation plans that provided share-based awards to employees and officers of the company (the 1977 Stock Option Plan, the 2007 Employees Equity Plan (EEP), the 2005 Executive Officer Equity Plan (EOEP) and the Executive Officer Stock Option Plan) and no further awards will be made to employees and officers under those plans. While new options can no longer be granted, there are options that are still outstanding under those plans. The 2009 Plan authorizes 16,000,000 shares of our common stock for issuance to eligible individuals in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, stock payments, deferred stock, other stock-based awards and performance-based awards. In addition to employees and officers of the company, members of our Board of Directors and consultants to the company are eligible to participate, as determined by the Compensation Committee of the Board of Directors. As of May 29, 2011, up to 10.4 million shares were available for future issuance under the 2009 Plan.

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

            We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. In connection with the approval of amendments to the director stock plan in fiscal 2006, the director stock option plan was frozen and no new options can be granted under the plan. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 250,000 shares of common stock with a weighted-average per share exercise price of $13.18 and weighted-average remaining contractual life of 1.9 years were outstanding and exercisable as of May 29, 2011. The aggregate intrinsic value of these fully vested shares was $2.9 million at May 29, 2011.

            In fiscal 2011, our executive officers were granted options to purchase 531,000 shares of common stock under the 2009 Plan. In fiscal 2010 and 2009, our executive officers were granted stock options under the former EOEP. Options to purchase 1,280,000 shares of common stock were granted in fiscal 2010 and options to purchase 565,000 shares of common stock were granted in fiscal 2009. These shares are included in the amounts presented in the table that summarizes stock option activity. Grants will no longer be made under the EOEP.

            As of May 29, 2011, under all equity compensation plans for stock options there were 27.0 million shares reserved for issuance. The following table summarizes the activity of common stock shares related to stock options granted during fiscal 2011, 2010 and 2009 under our equity plans (excluding the director stock option plan under which new options can no longer be granted):

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 25, 2008	54.5	$19.76
Granted	7.9	$18.35
Exercised	(3.9)	$9.82
Forfeited	(2.2)	$23.40
Expired	(2.5)	$23.64

Outstanding at May 31, 2009	53.8	$19.95
Granted	6.4	$13.12
Exercised	(4.4)	$11.42
Forfeited	(13.5)	$23.60
Expired	(11.4)	$26.69

Outstanding at May 30, 2010	30.9	$15.64
Granted	0.8	$14.57
Exercised	(10.3)	$13.32
Forfeited	(0.6)	$14.53
Expired	(4.4)	$19.66

Outstanding at May 29, 2011	16.4	$16.01

            Expiration dates for options outstanding at May 29, 2011 range from June 19, 2011 to July 13, 2016.

            The total intrinsic value of options exercised was $76.5 million in fiscal 2011, $7.9 million in fiscal 2010 and $27.8 million in fiscal 2009. Total unrecognized compensation cost related to stock option grants as of May 29, 2011 was $12.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

            The following table provides additional information about total options outstanding at May 29, 2011 under the stock option plans (excluding the director stock option plan):

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)

Fully vested and expected to vest	16.2	$16.06	$141.8	2.6
Currently exercisable	11.0	$16.96	$87.8	2.0

Stock Purchase Plan

We have an employee stock purchase plan approved by shareholders that authorizes the issuance of up to 16,000,000 shares to eligible employees worldwide. Our stock purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to us the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. This plan allows employees to purchase shares of the company's common stock at 85 percent of the lower of the common stock's fair market value at the time of enrollment in one of two six-month purchase periods in a one-year offering period or the end of the purchase period.

            Under the terms of our stock purchase plan, we issued 1.8 million shares in fiscal 2011, 1.8 million shares in fiscal 2010 and 2.2 million shares in fiscal 2009 to employees for $19.7 million, $19.2 million and $24.0 million, respectively. As of May 29, 2011 there were 3.0 million shares reserved for future issuance under the stock purchase plan.

Other Forms of Equity Compensation

Restricted Stock and Restricted Stock Units

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

            The following table provides a summary of activity during fiscal 2011, 2010 and 2009 for grants of restricted stock not yet vested and restricted stock units under the restricted stock plan, the EEP and the 2009 Plan (excluding units granted with performance based restrictions):

	Number of Shares (In Millions)	Weighted-Average Grant-Date Fair Value

Outstanding at May 25, 2008	0.5	$23.21
Granted/Issued	0.8	$11.64
Vested	(0.1)	$19.46
Forfeited	(0.1)	$16.50

Outstanding at May 31, 2009	1.1	$15.59
Granted/Issued	2.1	$13.75
Vested	(0.1)	$24.24
Forfeited	(0.1)	$12.70

Outstanding at May 30, 2010	3.0	$13.96
Granted/Issued	1.9	$13.40
Vested	(0.9)	$13.65
Forfeited	(0.4)	$13.94

Outstanding at May 29, 2011	3.6	$13.74

            The total fair value of restricted shares that vested in fiscal 2011, 2010 and 2009 was $12.8 million, $2.1 million and $1.6 million, respectively. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of May 29, 2011 was $28.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Director Stock Plan

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board membership and committee chairmanship in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. We granted 104,626 shares of common stock in fiscal 2011, 139,102 shares of common stock in fiscal 2010 and 90,716 shares of common stock in fiscal 2009 to our directors under the plan. The weighted-average grant-date fair value of those shares was $12.69 per share in fiscal 2011, $14.66 per share in fiscal 2010 and $17.32 per share in fiscal 2009. As of May 29, 2011 we had 23,327 shares reserved for future issuances. Total unrecognized compensation cost related to non-vested shares under the director stock plan as of May 29, 2011 was $0.7 million, which is expected to be recognized over a weighted-average period of 2.0 years. We will continue to grant awards to members of our Board of Directors under the existing director stock plan until all remaining authorized shares have been used. At that time, future awards will then be granted under the 2009 Plan.

Executive Officer Performance Share Units

We grant performance share units to our executive officers based on their achievement of certain performance targets during a specified performance period under the 2009 Plan for performance periods established since September 2009. Performance share units related to performance periods established prior to September 2009 are granted under the former EOEP. In fiscal 2011, targets for a sixth two-year performance period were established in June 2010 under the 2009 Plan to be measured after the end of fiscal 2012. Upon completion in July 2010 of the fourth two-year performance period under the EOEP, no shares were issued because minimum performance thresholds were not achieved. In fiscal 2010, targets for a fifth two-year performance period were established in July 2009 under the EOEP to be measured after the end of fiscal 2011. In addition, targets for a one-year performance period were also established under the EOEP, which were measured after the end of fiscal 2010, but requires a two-year vesting period. Upon completion in July 2009 of the third two-year performance period, a total of 259,375 shares were issued to our executive officers. Of those shares, 251,875 were issued under the EOEP and 7,500 were issued under the former restricted stock plan. In fiscal 2009, no shares were issued upon completion in July 2008 of the second two-year performance period under the EOEP because minimum performance thresholds were not achieved. Total unrecognized compensation cost related to unvested performance share units as of May 29, 2011 was $2.4 million, which is expected to be recognized over a weighted-average period of 1.0 years.

            After the end of fiscal 2011, 1,192,500 shares were issued in June 2011 under the EOEP upon the completion of the fifth two-year performance period. In addition, 850,000 shares were issued in June 2011 under the EOEP upon completion of the required vesting period for the one-year performance period that was measured after the end of fiscal 2010.

Executive Officer Retention Awards

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

Stock Option Exchange Program

We completed a stock option exchange program in November 2009. Like many companies, we had experienced a significant decline in our stock price during calendar 2008 and 2009 as a result of the global financial and economic crisis. Our employees held stock options with exercise prices significantly above the trading prices of our common stock. The stock option exchange program offered our employees the opportunity to surrender certain of those outstanding stock options for cancellation in exchange for a number of restricted stock units to be granted under the 2009 Plan having a value roughly equivalent to the value of the options exchanged. Named executive officers and members of our Board of Directors were not eligible to participate in the option exchange program.

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

Note 15. Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $18.1 million, $24.5 million and $29.8 million in fiscal 2011, 2010 and 2009, respectively.

            Future minimum commitments under non-cancelable operating leases as of May 29, 2011 are as follows:

Fiscal year:	(In Millions)
2012	$12.6
2013	8.1
2014	5.2
2015	2.9
2016	1.7
2017 and thereafter	0.5

Total	$31.0

            The Merger Agreement contains customary representations, warranties and covenants by us. It also contains certain termination rights whereby we would pay TI a cash termination fee of $200.0 million or TI would pay us a cash termination fee of $350.0 million upon the termination of the Merger Agreement under certain circumstances as set forth in the Merger Agreement. We retained the services of Qatalyst to act as financial advisor to our Board of Directors for purposes of advising us in connection with the merger and to evaluate whether the consideration to be received in the merger by our shareholders was fair, from a financial point of view, to such holders. We agreed to pay Qatalyst a fee of $28.0 million, $5.3 million of which was paid upon delivery of Qatalyst's opinion and the remainder of which will be paid upon, and subject to, the consummation of the merger. In the event the merger is not consummated and we receive a termination fee from TI, we would be obligated to pay Qatalyst up to the remainder of the $28.0 million fee.

            We have a five-year warehouse services agreement with a local supplier in Singapore who will provide warehousing and distribution services for our finished products. Under the terms of the agreement, which began in October 2009, we are committed to purchase services based on the delivery of a minimum volume of our finished products at specified rates (depending on the volume delivered) as determined in the agreement. The minimum purchases under the agreement are $3.1 million in each of the next 3 years (fiscal 2012 through 2014) and a remaining $1.3 million in fiscal 2015. We purchased $5.1 million of warehouse services under this agreement in fiscal 2011 and $3.9 million in fiscal 2010.

            We have an agreement with a local energy supplier in Maine to purchase electricity for our manufacturing facility located there. The agreement which began in January 2006 and was a five-year term full requirement contract with no minimum purchase commitments expired in December 2010. It allowed for a fixed purchase price if the annual volume purchased fell within a specified range as determined by the terms of the agreement. Upon its expiration, we entered into a new one-year term agreement with a national energy supplier. Terms under the new agreement are similar to the former agreement. In fiscal 2011, 2010 and 2009, we purchased $8.5 million $8.9 million and $8.8 million, respectively, for electricity usage under these agreements. We also had an agreement with a local energy supplier in Texas to purchase electricity for our manufacturing facility located there. The agreement was a three-year bulk contract where service began in June 2006. However, the agreement was terminated prior to its expiration since our level of future electricity usage was expected to be significantly reduced due to the action announced in January 2008 to modernize our facilities and rationalize the capacity in our manufacturing plants. We paid a $1.0 million penalty fee and entered into a separate agreement with the same supplier for the purchase of electricity for the remainder of the service period provided under the former agreement. The new agreement, which expired at the end of fiscal 2009, required us to purchase a minimum level of electricity at a specified price as determined by the terms of the agreement. Under that agreement, we purchased a total of $6.0 million for electricity usage in fiscal 2009.

            We have an agreement with a supplier in Malacca, Malaysia to purchase industrial gases for our manufacturing facility located there. The agreement began in May 2007 and runs through May 2022. Under the terms of the agreement we can purchase up to a certain monthly volume of gas products based on specified prices as determined by the terms of the agreement. The agreement permits the review of these prices every five years if such prices vary by more or less than 10 percent of fair market value. Minimum purchases under the agreement are $0.5 million in each of the next 5 years (fiscal 2012 through 2016) and a remaining $3.2 million in fiscal 2017 and thereafter. We purchased $1.4 million in fiscal 2011 and $1.0 million in both fiscal 2010 and 2009 for gas products under this agreement.

Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2011, 2010 and 2009.

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

Other Matters

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys' fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. In February 2010, we filed our inter partes reexamination petition with the United States Patent and Trademark Office (PTO), seeking a determination that the '919 patent is invalid. On March 15, 2010, the PTO issued a communication granting our inter partes reexamination petition. The inter partes proceeding is ongoing. On June 8, 2010, eTool filed its second amended complaint removing the infringement allegations against our SOLUTIONS online tool. We answered eTool's second amended complaint on June 25, 2010. On February 7, 2011, we filed an amended answer, defenses and counterclaims that asserted an inequitable conduct defense and counterclaim. We intend to contest the case through all available means. We are currently unable to reasonably estimate a range of loss, if any, that may be incurred as a result of this proceeding.

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

Note 16. Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under ASC Topic 280, "Segment Reporting," and our Chief

Executive Officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2011, our Analog segment, which accounted for 93 percent of net sales, is the only operating segment that meets the criteria of a reportable segment. Operating segments that do not meet the criteria of a reportable segment are combined under "All Others."

            Beginning in fiscal 2011, we combined the activities of the former key market segments group together with certain emerging product lines that were previously a part of two separate power business units to form a new business unit called the strategic growth markets business unit. This business unit concentrates its efforts on selected high-growth emerging markets that represent promising opportunities to the company. The remaining product lines that were previously a part of the former performance power products business unit were combined with the remaining product lines within the infrastructure power business unit and were renamed the power products business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed products, mobile devices power, power products, precision signal path and strategic growth markets business units. These business units represent the core analog focus and receive the majority of our research and development investment funds. The Analog segment is focused on utilizing our analog and mixed-signal design expertise to develop high-performance building blocks and integrated solutions aimed at end markets, such as wireless handsets (including smart phones) and other portable devices, and at applications for broader markets, such as industrial and medical, automotive, network infrastructure and photovoltaic systems.

            Aside from these operating segments, our corporate structure in fiscal 2011, 2010 and 2009 also included the centralized Worldwide Marketing and Sales Group, the Manufacturing Operations Group and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

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

            The following table presents specified amounts included in the measure of segment operating results or the determination of segment assets:

(In Millions)	Analog Segment	All Others	Total

2011
Net sales to external customers	$1,418.9	$101.5	$1,520.4

Income (loss) before income taxes	$441.2	$(38.2)	$403.0

Depreciation and amortization	$5.0	$75.3	$80.3
Share-based compensation expense	$16.3	$38.7	$55.0
Interest income	$-	$2.6	$2.6
Interest expense	$-	$55.1	$55.1
Net loss on derivative instrument in fair value hedge	$-	$2.1	$2.1
Total assets	$191.9	$2,203.4	$2,395.3
2010
Net sales to external customers	$1,316.9	$102.5	$1,419.4

Income (loss) before income taxes	$312.1	$(43.5)	$268.6

Depreciation and amortization	$5.0	$86.8	$91.8
Share-based compensation expense	$19.0	$54.8	$73.8
Interest income	$-	$1.8	$1.8
Interest expense	$-	$60.3	$60.3
Loss on extinguishment of debt	$-	$2.1	$2.1
Net loss on derivative instrument in fair value hedge	$-	$2.2	$2.2
Total assets	$177.4	$2,097.4	$2,274.8
2009
Net sales to external customers	$1,322.8	$137.6	$1,460.4

Income (loss) before income taxes	$237.8	$(124.2)	$113.6

Depreciation and amortization	$6.0	$111.4	$117.4
Share-based compensation expense	$23.5	$47.4	$70.9
Interest income	$-	$10.4	$10.4
Interest expense	$-	$72.7	$72.7
In-process research and development charge	$2.9	$-	$2.9
Total assets	$187.1	$1,776.2	$1,963.3

            The information in the table above for fiscal 2010 and 2009 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2011. Sales for the category "All Others," includes sales of products from non-analog business units that are no longer a part of our core focus, as well as sales generated from foundry and contract service arrangements.

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

            Our revenues from external customers are derived from the sales of semiconductor product and engineering-related services. For fiscal 2011, 2010 and 2009, sales from engineering-related services were immaterial and are included with semiconductor product sales. Our semiconductor product sales consist of integrated circuit components and are considered a group of similar products.

            Net sales to major customers as a percentage of total net sales were as follows:

	2011	2010	2009

Distributor:
Avnet	20%	17%	15%
Arrow	16%	15%	13%

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

            The following tables provide geographic sales and asset information by major countries within the main geographic areas:

(In Millions)	2011	2010	2009

Net sales:
United States	$352.0	$334.9	$341.1
Foreign locations:
People's Republic of China	465.9	450.5	462.3
Germany	384.9	317.3	310.1
Singapore	178.8	192.7	231.5
Japan	138.8	124.0	115.4

	1,168.4	1,084.5	1,119.3

Total net sales	$1,520.4	$1,419.4	$1,460.4

Long-lived assets:
United States	$237.1	$244.1	$294.1
Foreign locations:
United Kingdom	102.7	77.0	72.9
Malaysia	79.0	66.3	69.9
Rest of World	2.3	2.7	24.9

	184.0	146.0	167.7

Total long-lived assets	$421.1	$390.1	$461.8

Note 17. Financial Information by Quarter (Unaudited)

The following table presents the unaudited quarterly information for fiscal 2011 and 2010:

(In Millions, Except Per Share Amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2011
Net sales	$374.1	$343.9	$390.4	$412.0
Gross margin	$248.8	$228.7	$268.9	$292.0
Net income	$67.1	$59.4	$83.5	$88.8

Earnings per share:
Net income:
Basic	$0.27	$0.25	$0.35	$0.37
Diluted	$0.26	$0.24	$0.34	$0.36

Weighted-average common and potential common shares outstanding:
Basic	246.9	241.5	239.9	238.8
Diluted	256.3	247.0	244.8	244.6

Common stock price – high	$24.60	$15.92	$14.13	$15.01
Common stock price – low	$13.76	$13.29	$11.84	$12.41

2010
Net sales	$398.5	$361.9	$344.6	$314.4
Gross margin	$274.3	$243.7	$225.0	$192.2
Net income	$79.2	$53.2	$47.0	$29.8

Earnings per share:
Net income:
Basic	$0.33	$0.22	$0.20	$0.13
Diluted	$0.33	$0.22	$0.20	$0.13

Weighted-average common and potential common shares outstanding:
Basic	238.0	237.3	236.6	233.6
Diluted	243.6	242.5	241.0	237.9

Common stock price – high	$16.00	$15.70	$16.20	$15.85
Common stock price – low	$13.12	$13.14	$12.52	$11.60

            Our common stock is traded on the New York Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 29, 2011, there were approximately 4,600 record holders of common stock. The graph showing the performance of our stock over the last five years can be found in Item 5 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 29, 2011 and May 30, 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended May 29, 2011. In connection with our audits of the consolidated financial statements, we also have the audited financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 29, 2011 and May 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended May 29, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

            As discussed in note 12 to the consolidated financial statements, the Company has changed its method of accounting for the measurement date of its retirement and pension plans in fiscal year 2009.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 26, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Mountain View, California
July 26, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited National Semiconductor Corporation and subsidiaries' (the Company) internal control over financial reporting as of May 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

            In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 29, 2011 and May 30, 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended May 29, 2011, and our report dated July 26, 2011 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Mountain View, California
July 26, 2011

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

            Management assessed our internal control over financial reporting as of May 29, 2011, the end of our 2011 fiscal year. Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

            Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of our 2011 fiscal year. We reviewed the results of this assessment with the audit committee of our board of directors.

            Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting. KPMG has issued an unqualified attestation report, which is included under Item 8 of this Form 10-K as a separate Report of Independent Registered Public Accounting Firm.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree on compliance with policies or procedures.

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2011, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors and executive officers of the company, their ages, the positions held by each such person with the company on May 29, 2011 and tenure as a director.

Name	Age	Position(s)	Director Since

Donald Macleod	62	Chairman of the Board and Chief Executive Officer	2009
William J. Amelio	53	Director	2010
Steven R. Appleton	51	Director	2001
Gary P. Arnold	69	Director	1989
Richard J. Danzig	66	Director	2001
Robert J. Frankenberg	64	Director	1999
Edward R. McCracken	67	Director	1995
Roderick C. McGeary	60	Director	2009
William E. Mitchell	67	Director	2010
Ahmad Bahai	49	Senior Vice President and Chief Technology Officer
Lewis Chew	48	Senior Vice President, Finance and Chief Financial Officer
Todd M. DuChene	47	Senior Vice President, General Counsel and Secretary
Detlev Kunz	60	Senior Vice President, Product Group
C.S. Liu	59	Senior Vice President, Worldwide Manufacturing
Michael Polacek	47	Senior Vice President, Key Market Segments and Business Development
Jamie E. Samath	40	Vice President and Corporate Controller
Edward J. Sweeney	54	Senior Vice President, Human Resources

            There are no family relationships between any director or executive officer of the company.

            The following presents biographical information for each of our executive officers and directors listed above.

            Donald Macleod has been Chairman of the Board of the company since May 31, 2010 and Chief Executive Officer since November 30, 2009. Mr. Macleod served as President and Chief Operating Officer from June 2005 until he was named as Chief Executive Officer. From February 1978 to June 2005, Mr. Macleod held positions as Chief Operating Officer; Executive Vice President, Finance and Chief Financial Officer; Senior Vice President, Finance and Chief Financial Officer; Vice President and General Manager, Volume Products – Europe and Director of Finance and Management Services – Europe. Mr. Macleod is also a director of Avago Technologies Limited. Mr. Macleod's more than 30 years of experience with the company at all levels of management provides extensive expertise in the company's operations, business, financial controls, customers and strategy.

            William J. Amelio is President and Chief Executive Officer of CHC Helicopter. From 2005 to 2009, Mr. Amelio served as Lenovo's President and Chief Executive Officer. From 2001 to 2005, he was Regional Senior Vice President and President, Asia-Pacific and Japan for Dell Corporation and previously held senior leadership positions with NCR, Honeywell, AlliedSignal and IBM. Mr. Amelio's experience as president and chief executive officer of a leading global technology business provides expertise in technology, international business operations, particularly in Asia, corporate leadership and management. As a recently appointed director, Mr. Amelio provides fresh perspective and insight to the Board's oversight of the company's operations.

            Steven R. Appleton is Chairman of the Board and Chief Executive Officer of Micron Technology, Inc. From 1994 until 2007, he also served as President of Micron. Micron is a leading worldwide provider of semiconductor memory solutions for computer and computer-peripheral manufacturing, consumer electronics, CAD/CAM, office automation, telecommunications, networking, data processing, and graphics display. Mr. Appleton is a director of Micron Technology, Inc. Mr. Appleton's experience as chairman and chief executive officer of a leading technology company provides expertise in corporate leadership, strategy, technology, operations, finance and corporate development.

            Gary P. Arnold was Chairman, President and Chief Executive Officer of Analogy, Inc. from 1993 (appointed Chairman in 1994) until 2000. Prior to that, he was Vice President and Chief Financial Officer of Tektronix, Inc. He served as Vice President, Finance and Chief Financial Officer of National Semiconductor from 1983 to 1990. Mr. Arnold is a director of Orchids Paper Products Company and the privately held Fab-Tech Incorporated. Mr. Arnold also previously served as a director of Telenetics Corporation and Gulfstream International Group. Mr. Arnold's experience as chairman, president and chief executive officer of various technology companies, his management experience with the company and his significant board experience provides expertise in technology, finance, corporate leadership, business operations, strategy, governance, financial reporting, investor relations, business planning and board best practices.

            Richard J. Danzig is a consultant to the U.S. government on biological terrorism and Chairman of the Board of Directors of the Center for New American Security, a Senior Advisor at the Center for Strategic and International Studies and a Senior Fellow at the Center for Naval Analyses. He is also a Trustee of the RAND Corporation, a member of the Department of Defense Policy Board, the U.S. Military European Command Advisory Board, and the President's Intelligence Advisory Board. He served as Secretary of the Navy from November 1998 to January 2001 and was Undersecretary of the Navy from November 1993 to May 1997. He previously served on our Board of Directors from 1987 to 1993 while he was a partner at the law firm of Latham & Watkins. Mr. Danzig is a director of Human Genome Sciences, Inc. and the privately held Saffron Hill Investors Guernsey. Mr. Danzig's experience in government and as a practicing lawyer and his other board experience provides expertise in governmental affairs, management, operations, leadership, strategy, governance and international business and relations.

            Robert J. Frankenberg is owner of NetVentures, a management consulting firm. From December 1999 to July 2006, Mr. Frankenberg served as Chairman and acting Chief Executive Officer of Kinzan, Inc. and prior to that from May 1997 to July 2000 as Chairman, President and Chief Executive Officer of Encanto Networks, Inc. and from April 1994 to August 1996 as Chairman, President and Chief Executive Officer of Novell, Inc. Prior to Novell, he was Vice President and General Manager of Hewlett Packard's personal computer business. Mr. Frankenberg is a director of Nuance Communications, Inc. Previously, Mr. Frankenberg served as a director of Electroglas, Inc., Extended Systems Incorporated, Scan Soft, Inc., and Secure Computing Inc. Mr. Frankenberg's experience as chairman, president and chief executive officer of numerous technology companies and his significant board experience (both with the company and elsewhere) provides expertise in technology, business operations, corporate development, strategy, financial reporting, governance and board best practices.

            Edward R. McCracken retired as Chairman and Chief Executive Officer of Silicon Graphics, Inc. in 1998. He was previously employed by Hewlett-Packard Co. for 16 years. Mr. McCracken's experience as chairman and chief executive officer of a technology company as well as his service on National's Board (including as lead director) provides expertise in technology, business operations, corporate leadership, director independence and corporate governance and management.

            Roderick C. McGeary is Chairman of the Board of Tegile Systems, Inc., a stand-alone open source software data management solutions company. Previously, Mr. McGeary served as Chairman of the Board of BearingPoint, Inc. from November 2004 to December 2008. From November 2004 to March 2005, he also served as interim Chief Executive Officer of BearingPoint, Inc. Mr. McGeary served as Chief Executive Officer of Brience, Inc. from July 2000 to July 2002. From April 2000 to June 2000, he served as a Managing Director of KPMG Consulting LLC, a wholly owned subsidiary of BearingPoint, Inc. (formerly KPMG Consulting, Inc.). From August 1999 to April 2000, he served as Co-President and Co-Chief Executive Officer of BearingPoint, Inc. From January 1997 to August 1999, he was employed by KPMG LLP as its Co-Vice Chairman of Consulting. Prior to 1997 he served in several capacities with KPMG LLP, including audit partner for technology clients. Mr. McGeary is a Certified Public Accountant. On February 27, 2009 BearingPoint, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and was discharged from bankruptcy on December 31, 2009. Mr. McGeary also currently serves on the Board of Directors of Cisco Systems, Inc. Previously, Mr. McGeary served on the boards of BroadVision, Inc., GoRemote, Inc., Evident Software, Inc. and Dionex Corporation. Mr. McGeary's experience as chairman and chief executive officer of several companies and as a practicing accountant provides expertise in management, financial reporting, auditing, financial controls, corporate governance, business operations, technology, corporate development and board best practices. As a recently appointed director, Mr. McGeary provides fresh perspective and insight to the Board's oversight of the company's operations.

            William E. Mitchell is the managing partner of Sequel Capital Management, LLC. Prior to that, Mr. Mitchell served as the Chairman of the Board of Directors of Arrow Electronics, Inc. from May 2006 until December 31, 2009, and also served as President and Chief Executive Officer of Arrow Electronics, Inc. from February 2003 to May 1, 2009. Prior to that, from 1999 to 2003 Mr. Mitchell was Executive Vice President, Solectron Global Services and prior to that from 1995 to 1999 was Chairman, President and Chief Executive Officer of Sequel, Inc. until its acquisition by Solectron. Mr. Mitchell also serves on the Board of Directors of Brown-Forman Corporation, Humana, Inc., Rogers Corporation and Spansion Inc. Mr. Mitchell's experience as president and chief executive officer of a global distribution company provides expertise in global distribution of semiconductors, international business operations, corporate leadership and management, technology and board best practices. As a recently appointed director, Mr. Mitchell provides fresh perspective and insight to the Board's oversight of the company's operations.

            Ahmad Bahai has been Senior Vice President and Chief Technology Officer of the company since 2010 and Chief Technology Officer since 2000. Prior to that, from 1997 to 1999, Mr. Bahai was Chief Technology Officer and founder of Algorex Inc., which was acquired by National in fiscal 2000.

            Lewis Chew has been Senior Vice President, Finance and Chief Financial Officer since June 2001. Prior to that, Mr. Chew served as Acting Chief Financial Officer from April 2001 to June 2001, Vice President and Corporate Controller from December 1998 to April 2001 and Director of Internal Audit from May 1997 to December 1998. Prior to joining National, Mr. Chew was a partner at the accounting firm of KPMG.

            Todd M. DuChene has been Senior Vice President, General Counsel and Secretary since he joined National in 2008. Prior to that Mr. DuChene was Executive Vice President, General Counsel and

Secretary of Solectron Corporation, a global electronics manufacturing company, from 2005 to November 2007. Prior to that, he was Senior Vice President and Chief Legal Officer of Fisher Scientific International from 1996 until 2005 and Senior Vice President, General Counsel and Secretary of OfficeMax from 1994 to 1996.

            Detlev Kunz has been Senior Vice President, Product Group since October 2008. Prior to that, Mr. Kunz served as Senior Vice President, Power Management Group from May 2005 to October 2008; Senior Vice President, Worldwide Marketing and Sales from July 2001 to May 2005; and Vice President, Europe from January 2000 to July 2001. Mr. Kunz began his career with National in July 1981.

            C.S. Liu has been Senior Vice President, Worldwide Manufacturing Operations since May 2005. Prior to that time, Mr. Liu served as Vice President and Managing Director for National's test and assembly facility in Melaka, Malaysia from August 1996 to May 2005. Mr. Liu began his career at National in 1976.

            Michael Polacek has been Senior Vice President, Key Market Segments and Business Development since October 2008. Prior to that, Mr. Polacek served as Vice President, Amplifiers Group from December 2006 to October 2008; Vice President, Audio Products from August 2004 to December 2006; Vice President, Imaging from August 2003 to August 2004; and Vice President, Information Appliance Group from March 1999 to August 2003. Mr. Polacek joined National in June 1992.

            Jamie E. Samath has been Vice President and Corporate Controller since May 2010. From June 2005 to May 2010, Mr. Samath was Corporate Controller. Prior to that, Mr. Samath held the position of Director of Finance, Central Technology and Manufacturing Group, from May 2001 to June 2005. Mr. Samath began his career at National in February 1991.

            Edward Sweeney has been Senior Vice President, Worldwide Human Resources since May 2002. Prior to that, Mr. Sweeney was Vice President, Human Resources for Vitria Technology from May 2000 to May 2002 and Vice President, Human Resources for Candescent Technologies, Inc. from August 1998 to May 2000. Previously, from August 1994 to August 1998, Mr. Sweeney held positions with National as Vice President of Human Resources, Central Manufacturing Technology Group and Vice President of Human Resources, Analog Products Group. Mr. Sweeney first began his career with National in 1983.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, as well as persons owning over 10% of our stock, to file reports of ownership and changes in ownership of National stock with the SEC. Copies of these reports must also be provided to us. Based upon our review of the copies of these reports provided to us, and written representations that no other reports were required to be filed, we believe that all reporting requirements under Section 16(a) for executive officers, directors and those stockholders owning over 10% of the common stock were complied with during fiscal 2011.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics, which applies to our non-employee directors and to all of our employees, including our chief executive officer, our chief financial officer and our principal accounting officer. If any amendments are made to the Code of Business Conduct and Ethics or if any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics is granted to any of National's executive officers, we intend to disclose the nature of such amendment or waiver on our website at the address specified below.

            Our Code of Business Conduct and Ethics is available, free of charge, on our website at http://www.national.com/analog/invest.

Audit Committee

We have a separately designated standing Audit Committee of our Board of Directors. Mr. McGeary is Chairman of the Audit Committee, and the other members are Mr. Danzig, Mr. Amelio and Mr. Arnold. For fiscal 2011, our Board of Directors determined that all members of the Audit Committee satisfied both New York Stock Exchange and SEC standards for independence and were considered to be financially literate, and that each of the members other than Mr. Amelio qualified as an "audit committee financial expert" under the rules of both the SEC and the New York Stock Exchange.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Frankenberg, Mr. Appleton, Mr. McCracken and Mr. Mitchell. We do not have any Compensation Committee interlocks or insider participation we are required to report under SEC rules.

Director Compensation

We pay directors who are not employees of National an annual fee of $50,000, plus fees of $1,500 for each Audit, Compensation and Governance Committee meeting attended. We pay each of the Lead Independent Director, the Chairman of the Governance Committee and the Chairman of the Compensation Committee an additional annual fee of $7,500, and the Chairman of the Audit Committee an additional annual fee of $12,500. Non-employee directors may also elect to take their annual retainer and meeting fees in stock. The annual and meeting fees appear in the Director Compensation Table under "Fees Earned or Paid in Cash". Totals in this column include the value of annual fees that the director elected to take in stock. Directors who are employees of National are not compensated for their services as directors. Directors who are not employees are also reimbursed for actual expenses incurred on behalf of the company.

            In addition, we also provide for annual stock grants to our directors. Under the terms of the stockholder-approved National Semiconductor Corporation Director Stock Plan, as amended and restated effective August 13, 2005, which we refer to as the Director Stock Plan, each non-employee director receives 12,000 shares of stock when first elected or appointed to the Board of Directors and an additional 12,000 shares on the date of each subsequent re-election by the stockholders. Restrictions on the 12,000 shares issued at appointment, election or subsequent reelection automatically expire 36 months after issuance. Restrictions on the stock issued in lieu of the annual retainer fee expire six months after issuance. During fiscal 2011, a total of 104,626 shares were issued to non-employee directors under the Director Stock Plan. The grant date fair value of shares issued during the 2011 fiscal year pursuant to the Director Stock Plan is shown in the Director Compensation Table under "Stock Awards." Dividends paid on shares issued under the Director Stock Plan that were subject to forfeiture at the time the dividend was paid are shown in the Director Compensation Table under "All Other Compensation."

            During fiscal 2011 the Board approved amendments to the National Semiconductor 2009 Incentive Award Plan, as amended January 19, 2011 (as amended, the "2009 Plan"), and shares will no longer be issued under the Director Stock Plan. Under the terms of the 2009 Plan, all non-employee directors will receive on the date of election or subsequent reelection to the Board a number of shares equal to the quotient of $180,000 divided by the closing sale price of a share of common stock on the date of election rounded down to the nearest whole share. Non-employee directors may continue to elect to take their annual retainer fee in stock. Restrictions on the stock issued in lieu of the annual retainer fee expire six months after issuance. Restrictions on the shares issued at appointment, election or subsequent reelection automatically expire on the earliest to occur of (i) the first anniversary of the date of issuance or (ii) the date of the next annual meeting after issuance.

            As of May 29, 2011, our non-employee directors collectively held options granted under our Director Stock Option Plan to purchase an aggregate of 180,000 shares of company common stock, all of which were vested and exercisable, and an aggregate of 264,000 shares of restricted stock granted under our Director Stock Plan. Any outstanding restricted stock immediately prior to the change-of-control associated with the pending merger, whether or not vested, will vest and be cancelled upon such change-of-control and be converted into a right to receive cash equal to the product of (A) the $25.00 per share merger consideration and (B) the number of shares subject to such restricted stock award.

Director Compensation

Below is a table showing the compensation received by our non-employee directors during fiscal 2011:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)(3)	All Other Compensation (4)($)	Total ($)

William J. Amelio	57,500	202,510	7,762	267,772
Steven R. Appleton	62,000	210,010	14,603	286,613
Gary P. Arnold	66,500	152,520	14,603	233,623
Richard J. Danzig	66,500	152,520	14,603	233,623
Robert J. Frankenberg	71,000	152,520	14,603	238,123
Edward R. McCracken	71,000	152,520	14,603	238,123
Roderick C. McGeary	79,000	152,520	11,520	243,040
William E. Mitchell	56,000	152,520	6,960	215,480

(1)
Includes annual retainer fees, committee chairmanship fees and meeting fees, including fees paid at the election of a director in company stock pursuant to the Director Stock Plan. The number of shares issued in lieu of the retainer fees and committee chairmanship fees were: Mr. Amelio: 4,012 shares and Mr. Appleton: 4,614 shares.

(2)
Represents the grant date fair value determined in accordance with FASB ASC Topic 718 of shares issued under the Director Stock Plan during the fiscal year. Amounts vary depending on the date of issuance and whether the director has elected to take annual retainer fees in stock and do not reflect the actual amount that will be paid to or received by the director. In fiscal 2011, each of our non-employee directors received an annual equity grant of 12,000 shares of restricted stock on September 24, 2010 with a grant date fair value of $152,520. Further, in lieu of retainer fees, Mr. Amelio received 4,012 shares of restricted stock on September 24, 2010 with the grant date fair value of $49,990 and Mr. Appleton in lieu of retainer and committee chairmanship fees received 4,614 shares of restricted stock on September 24, 2010 with the grant date fair value of $57,490. Restrictions on the stock awards expire either six or 36 months after issuance depending on whether issued in lieu of the retainer fee or as part of the annual stock award, respectively.

(3)
Aggregate number of shares issued under the Director Stock Plan that are still subject to restriction at the end of fiscal 2011 (includes shares issued in prior fiscal years that are still subject to restriction at fiscal year end): Mr. Amelio: 24,000; Mr. Appleton: 36,000; Mr. Arnold: 36,000; Mr. Danzig: 36,000; Mr. Frankenberg: 36,000; Mr. McCracken: 36,000; Mr. McGeary: 36,000 and Mr. Mitchell: 24,000. Any outstanding restricted stock immediately prior to the change-of-control associated with the pending merger, whether or not vested, will vest and be cancelled upon such change-of-control and be converted into a right to receive cash equal to the product of (A) the $25.00 per share merger consideration and (B) the number of shares subject to such restricted stock award.

Aggregate number of options held by each of the directors at fiscal year end: Mr. Amelio: 0; Mr. Appleton: 30,000; Mr. Arnold: 0; Mr. Danzig: 50,000; Mr. Frankenberg: 70,000; Mr. McCracken: 30,000; Mr. McGeary: 0 and Mr. Mitchell: 0. We ceased granting options to directors in fiscal 2006.

(4)
This column represents dividends paid on shares issued under the Director Stock Plan, including shares issued in prior fiscal years that were subject to restriction at the time the dividend was paid during fiscal 2011. Dividends are not factored into the calculation of grant date fair value of shares issued under the Director Stock Plan. The incremental cost to the company of perquisites in fiscal 2011 for each of the directors did not exceed $10,000.

Director Retirement and Termination Benefits

Except as described below, we do not have any director termination or retirement benefits.

            In 1994, the Board of Directors adopted a policy providing for a retirement benefit for directors consisting of the payment of the annual retainer fee (currently $50,000 per year) for a period of one half of the number of years the director served on the Board of Directors, with these payments limited to a maximum of twelve years. The retirement benefit has been terminated and no current directors other than Mr. Arnold are eligible to receive retirement benefits upon retirement, although we are currently paying retirement benefits to one retired director.

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

Risk Considerations in our Compensation Programs

Company management and the compensation consultant for the Compensation Committee of our Board of Directors, Frederic W. Cook & Co. Inc. ("F.W. Cook" or "the Compensation Consultant"), reviewed our compensation policies and practices for all employees, including executive officers. As part of the risk assessment, management and the Compensation Consultant reviewed our compensation programs and determined that our programs described in this Part III, Item 11 contain a balance of short and long-term goals and awards as well as a mix of cash and equity. The Compensation Consultant also reviewed the performance metrics generally applied, the balance between company performance goals and individual performance, vesting schedules, stock ownership guidelines, performance appraisals, historical performance and payout comparison.

Based on this review the company concluded that the company's compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the company.

Compensation Discussion & Analysis

Executive Summary

This Compensation Discussion and Analysis provides an overview of the company's compensation programs and philosophy with respect to the compensation paid for the 2011 fiscal year to each of the named executive officers of National Semiconductor listed in the Summary Compensation Table on page 126.

            The Compensation Committee determines each element of compensation paid to the CEO and each of the other company named executive officers. The members of the Compensation Committee are selected by the Board of Directors. The members of the Compensation Committee for fiscal 2011 were Messrs. Frankenberg (Committee chair), Appleton, McCracken and Mitchell (who was elected to the Compensation Committee following last year's annual meeting of stockholders on September 24, 2010 and therefore did not participate in the establishment of fiscal 2011 compensation for the named executive officers or the performance metrics attributable thereto). Each member is independent and qualifies as an "outside director" under Section 162(m) of the Internal Revenue Code.

            The Compensation Committee oversees an executive compensation program designed to attract and retain talented executives in a cost effective manner. The Compensation Committee considers a wide range of technology companies with which the company competes for talent, and has implemented a pay-for-performance philosophy that ensures that a significant amount of executives' total compensation is "at risk" and earned only by meeting established performance metrics through superior company performance.

            In determining the compensation to be paid to National's executive officers, the Compensation Committee endeavors to establish total compensation (salary, cash incentive and long-term equity) for each executive against the total compensation paid by competitive companies for like positions at between the 50th and 75th percentile of the competitive market (discussed further in "Market Data" section below). In addition, the Compensation Committee endeavors to establish the vast majority of an executive's total target compensation in the form of at risk cash incentive and long-term equity awards.

            The executive compensation program consists of the following elements applicable to all executives:

Element	Description or role of element

Base salary	Fixed level of compensation determined initially at appointment by competitive market considerations, negotiation between the executive and the company and internal equity considerations for day-to-day responsibilities and achievement of performance goals and objectives (set forth under "Salary" in the Summary Compensation Table)
Annual Non-Equity incentive(1)
Annual cash incentive opportunity paid pursuant to the National Semiconductor Executive Officer Incentive Plan for achieving performance goals and objectives identified by the Compensation Committee. Annual cash incentives are generally targeted at between 100% and 200% of base salary and are subject to threshold and maximum performance targets below which no payment is made and above which payment is capped (set forth under "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table)
Long-term equity incentives(1)
Equity awards designed to bridge short and long term goals and objectives and further align executive behavior and shareholder interests by rewarding executives for meeting predetermined performance goals designed to result in value appreciation to shareholders
• Performance contingent share units

Units convert to equivalent number of shares if and to the extent performance metrics are achieved. Performance metrics are generally based on ROIC performance of at least 18% generally over a two-year period (set forth under "Stock Awards" in the Summary Compensation Table)

• Stock options

Vesting ratably over a four-year period, having a six-year term and an exercise price equal to fair market value on the date of award. Aligns executive behavior with shareholder interests, because stock options have no value unless company stock price appreciates (set forth under "Option Awards" in the Summary Compensation Table)

Change-of-control	Provides incentive to executives to facilitate extraordinary opportunities to maximize shareholder value
Other benefits	Except as referenced below, executives participate in company-wide benefit programs. Executives may choose to defer a portion of salary and annual incentive bonus under a deferred compensation program

(1)
Payment is considered "at risk," not guaranteed in whole or in part and dependent on achievement of predetermined company performance metrics.

    How compensation determinations are made

            The Compensation Committee annually reviews market trends in compensation, including the practices of a peer group of identified companies (set forth below), and the alignment of the compensation program to the company's strategy. Specifically, for executive officers, the Compensation Committee:

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

            In making determinations about total compensation for executives, the Compensation Committee takes into account a number of factors: the competitive market; company performance; shareholder dilution; the particular executive's role, responsibilities, experience, and performance; company need; and retention. The Compensation Committee also considers other equitable factors such as the role, contribution and performance of an individual executive relative to the executive's peers at the company. The Compensation Committee does not assign specific weights to these factors, but rather makes a subjective judgment taking all of these factors into account. Each year, the Compensation Committee reviews the compensation of the CEO and conducts a performance assessment of the CEO. This assessment is presented to the full Board of Directors in executive session and is considered by the Compensation Committee along with market and other factors highlighted above to determine the CEO's compensation.

            Each year, the CEO makes compensation recommendations for all other executives and presents the Compensation Committee with his evaluation of the performance, development and potential future role for each executive. In determining an executive's individual performance, the Compensation Committee discusses the CEO's assessment and recommendations in addition to their own experience with the executive.

            The Compensation Committee also utilizes the services of a compensation consultant, Frederic W. Cook & Co., Inc., as discussed more fully below under "Compensation Consultant."

    Pay for performance

            The company's compensation philosophy is to, wherever practicable, link pay to performance and to emphasize performance-based incentives. To date, the Compensation Committee believes executive compensation has been commensurate with company performance. Since fiscal 2005, the Compensation Committee has used return on invested capital (ROIC) as a performance metric for performance share units (as described below) granted to executives. From fiscal 2005 through fiscal 2008, the company significantly outperformed the S&P 500 median by achieving ROIC in excess of 20%. During fiscal 2009, the global economic crisis, devaluation of world equity markets, evaporation of consumer demand and the company's response to preserve and continue to generate cash and maintain positive earnings per share while investing in initiatives designed to enable the company to take advantage of growth opportunities as the global economic environment improved resulted in the company's ROIC metrics to not be met (and incentive payouts eliminated accordingly). For fiscal

2010 and 2011 ROIC metrics were established to incentivize improvement in ROIC and return ROIC performance to historic levels in excess of 20%.

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

            For fiscal 2011, the Compensation Committee engaged F.W. Cook to review the company's executive compensation program to determine its (i) effectiveness in supporting the company's business strategy, (ii) reasonableness compared to competitive practices for companies in related businesses of similar size and market value and (iii) appropriateness in light of the business and regulatory environment and shareholder and corporate governance concerns. In the course of its review, F.W. Cook reviewed total compensation for each of the company's executive officers and aggregate company wide equity compensation. F.W. Cook reviewed compensation data from the peer group identified on page 117 and third party survey data from Radford covering general technology companies, the semiconductor industry and Northern California technology companies. Preference was given to semiconductor industry data for technical or specialized executive positions while general administrative (CFO, General Counsel, HR) positions used a combination of all three data sources.

            F.W. Cook determined that in the aggregate annual base salaries for fiscal 2010 and 2011 were at or near the competitive median (with the exception of Mr. Kunz, whose base salary was subsequently increased by $50,000), target annual bonuses were above the competitive 75th percentile, but actual bonuses paid for the prior four year periods (fiscal 2007, 2008, 2009 and 2010) were at or below peer ranges, while fiscal 2010 annual equity awards and total target compensation were at or above competitive 75th percentile.

            The chart below shows the total compensation amounts attributable to the 50th - 75th percentile market reference point for each individual executive identified in the Summary Compensation Table as well as that executive's total target compensation established by the Compensation Committee and actual compensation for fiscal 2011:

Executive	Market 50th Percentile	Market 75th Percentile	Fiscal 2011 Target Total Compensation(1)	Fiscal 2011 Actual Compensation(2)

Mr. Macleod	$4,752,821	$6,323,017	$4,490,000	$4,744,092
Mr. Chew	$1,593,448	$2,922,816	$2,482,500	$3,750,959
Mr. DuChene	$1,289,568	$2,032,950	$1,270,000	$2,394,838
Mr. Kunz	$1,672,385	$2,452,514	$1,535,500	$1,990,105
Mr. Liu	$1,003,977	$1,545,638	$1,290,000	$2,437,315

(1)
Includes base salary and target incentive compensation for fiscal 2011, including the grant date fair value of options and stock awards granted in fiscal 2011, the actual value of which depends solely on achievement of specified performance objectives over the performance period and the value of company common stock when vested.

(2)
Fiscal 2011 Actual Compensation amounts taken from Summary Compensation Table.

            Actual compensation paid to an executive may be more or less than the 50th - 75th percentile reference point or the total target compensation established by the Compensation Committee for that executive. For example, aggregate fiscal 2009 total compensation was significantly below both the 50th - 75th percentile reference point and target total compensation because no annual cash incentive payment was paid and contingent performance shares earned were below target as a result of company performance goals not being met, while aggregate fiscal 2010 total compensation exceeded both the 50th - 75th percentile reference point and total target compensation because incentive payments exceeded target levels as a result of company performance goals being exceeded. For Mr. Macleod, fiscal 2011 actual compensation was less than the 50th - 75th percentile reference point because target total compensation was established at an amount less than the 50th percentile (the Compensation Committee took into account the significant long term incentives previously awarded to Mr. Macleod upon his appointment as CEO) and because Mr. Macleod's annual cash incentive compensation for fiscal 2011 was zero due to the company's failure to meet the established performance targets. For the other named executives, fiscal 2011 actual compensation exceeded target compensation due to the special one-time retention bonus payment made to each such executive during fiscal 2011.

      Market data

            In defining the competitive market, the Compensation Committee considers two data sources: a peer group of semiconductor industry companies and published survey data. The Compensation Committee believes the companies identified in this data are appropriate because these companies compete with the company for talent, face similar challenges in the semiconductor sector, are comparable to National in size, and the scope of responsibilities of the top executives is comparable to company executives. For fiscal 2011, the peer group was the same as the peer group in fiscal 2010 and consisted of the following 18 companies:

    Advanced Micro Devices, Inc
    Altera Corporation
    Analog Devices, Inc.
    Atmel Corporation
    Cypress Semiconductor Corporation
    Fairchild Semiconductor International, Inc.
    International Rectifier Corporation
    Intersil Corporation
    Linear Technology Corporation
    LSI Corporation
    Marvell Technology Group Ltd.
    Maxim Integrated Products, Inc.
    Microchip Technology Incorporated
    Micron Technology Inc.
    Nvidia Corporation
    On Semiconductor Corporation
    Skyworks Solutions, Inc.
    Xilinx, Inc.

            No change to this list was made for fiscal 2012.

            The published surveys and competitive data used for fiscal 2011 are the Radford Executive Survey and the Equilar annual proxy data of 18 peer group companies. The information derived from the data provided the Compensation Committee with the ability to compare National to those companies with whom National competes for talent and jobs. While the Compensation Committee uses a composite of the peer group and survey data as a reference point for determining market pay levels and trends, the Compensation Committee does not set any executive's compensation based solely on the market data.

    Pay Mix

            The Compensation Committee's pay for performance philosophy requires that the majority of an executive's total compensation should be at risk if performance goals are not achieved or the company's share price does not grow over time. National does not use a formulaic approach to the mix of compensation elements between cash and equity, short-term and long-term, or fixed (salary) and at risk (incentive awards), but in general, the more senior the executive, the more pay should be at risk.

Discussion of Fiscal 2011 Compensation

    Base Salary

            Base salary is the annualized pay rate that the Compensation Committee approves for each named executive officer upon the start of each fiscal year and paid in bi-weekly installments throughout the year. These amounts may differ slightly from the amounts listed in the "Salary" column of the Summary Compensation Table below. For example, depending on calendar payroll dates and how they overlay with our fiscal year, there may be more or less than 26 full bi-weekly payroll events that may cause the actual pay received in the fiscal year (and reflected in the Summary Compensation Table) to differ from the annualized base salary. The Compensation Committee reviews executive base salaries annually but does not make adjustments each year. Generally, the base salary of an executive officer will not be adjusted for several years and only as absolutely required. During fiscal 2011, there were no base salary increases, except that of Mr. Kunz whose base salary was increased by $50,000 as discussed below.

            The process by which the Compensation Committee established the base salary of each named executive officer for fiscal 2011 is substantially the same for each named executive officer. At the beginning of the fiscal year, the Compensation Committee engaged F.W. Cook to review the total target compensation (and each component thereof: base salary, annual incentive cash compensation, long- and short-term equity incentives and health and welfare benefits) of each named executive officer. For each executive position, F.W. Cook analyzed data for the disclosed peer group from publicly available data and also utilized third party survey data covering general technology companies, the semiconductor industry and Northern California technology companies. For technical or specialized executive positions, such as those of the Chief Executive Officer (Mr. Macleod) and each of Messrs. Kunz and Liu, the Compensation Committee assigned more weight to data from the peer group and the semiconductor industry as most representative of comparable and competitive compensation for each of these individuals and their respective positions with the company. For general administrative positions such as the Chief Financial Officer (Mr. Chew) and General Counsel (Mr. DuChene), the Committee gave equal weight to all peer groups and survey data because of comparability and competitive considerations associated with the transferability of skill set across multiple industries and companies.

            F.W. Cook provided the Compensation Committee with a comparison for each named executive officer of such officer's current base salary and a range of competitive base salaries at each of the 25th, 50th and 75th percentile. For Mr. Macleod, his current base salary of $800,000 was determined to be less than the 50th percentile and the Committee determined that no increase to base salary was warranted. For Mr. Kunz, the Committee determined that his base salary was significantly below the 50th percentile and as a result the Committee increased Mr. Kunz's base salary for fiscal 2011 by $50,000. For each of Messrs. Chew, DuChene and Liu each officer's base salary was determined to be at or slightly above the 50th percentile but below the 75th percentile for comparable companies. As a result, the Committee determined that no increases in base salary were warranted for these three named executive officers, consistent with the Compensation Committee's compensation philosophy to establish base salaries between the 50th and 75th percentile for comparable companies.

            In establishing the base salary for each named executive officer, the Compensation Committee may also take into account for each named executive officer the individual's experience, retention considerations, company need, historical or expected future performance and other factors that will differ from executive to executive and which may warrant setting an executive's base salary in excess of the 50th to 75th percentile of the peer group. These factors were considered, but did not impact, the Compensation Committee's specific base salary determinations for fiscal 2011.

    Annual Non-Equity Incentive Compensation

            The National Semiconductor Corporation Executive Officer Incentive Plan (the "Executive Officer Incentive Plan") is an annual cash based incentive plan. Cash incentives are payable under the Executive Officer Incentive Plan if pre-determined company and individual performance goals are achieved. Amounts paid under the Executive Officer Incentive Plan are reflected in the Summary Compensation Table under the column "Non-Equity Incentive Plan Compensation."

            The process by which the Compensation Committee establishes the annual cash incentive opportunity for named executive officers is generally the same for each named executive officer. At the beginning of the fiscal year the Compensation Committee determines based on third party survey data and analysis performed by the Compensation Consultant total target compensation and total target cash compensation for each named executive officer and determines the amount of such compensation that should be "at risk" (generally by subtracting base salary from total target compensation) and the relative proportion of total target compensation that should consist of short-term cash and long-term equity. The Compensation Committee then determines the amount of target incentive cash compensation expressed as a percentage of base salary and also determines the specific performance criteria required to earn maximum, full or partial payment of the bonus target. Although the Compensation Committee may establish performance criteria from a variety of metrics set forth in the Executive Officer Incentive Plan, the Compensation Committee generally seeks performance criteria related to revenue growth, profitability and/or ROIC metrics. In establishing the level of performance required for payment of annual cash incentive awards, the Compensation Committee is mindful of the size of the bonus opportunity and the general concerns of shareholders and sets the levels accordingly.

            The table below sets forth the fiscal 2011 performance metrics established for payment of the annual target cash incentive award:

Percentage of Incentive Plan Payout

Fiscal 2011 Performance Metric	Weighted	50%	100%	150%	200%

Fiscal 2011 Revenue(1)	50%	$1,550M	$1,650M	$1,750M	$1,850M
Relative Revenue Growth (2)	50%	Place 5th of 6 Competitors	Place 3rd of 6 Competitors	Place 2nd of 6 Competitors	Place 1st of 6 Competitors

(1)
Requires minimum operating margins of 30%

(2)
Calculated based on full year revenue. Competitor results utilized "street consensus estimate" for their equivalent fourth quarter (due to timing differences in fiscal year end). Results were adjusted for company acquisitions and other extraordinary transactions. Competitors used for relative revenue growth performance were: Analog Devices Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., TI and the company.

            As set forth in the table below company revenue performance for fiscal 2011 did not meet the minimum performance level established for payment of the annual non-equity incentive compensation to any named executive officer:

Executive	Target EOIP Award		Weighted Percentage Payout	Actual EOIP Award for Fiscal 2011

Mr. Macleod	$1,600,000		-%	$-
Mr. Chew	$637,500		-%	$-
Mr. DuChene	$350,000		-%	$-
Mr. Kunz	$500,500	(1)	-%	$-
Mr. Liu	$320,000		-%	$-

(1)
Prorated for Kunz's fiscal 2011 salary increase.

    Long-Term Equity Incentives

            The company uses stock options and contingent performance share units as long-term equity incentives for executives. The Compensation Committee emphasizes contingent performance share units over stock options, but may use both. In general, the Compensation Committee establishes a base salary and total target compensation with reference to the 50th to 75th percentile for comparable positions in the company's disclosed peer group. To induce superior performance the Compensation Committee establishes total target compensation (which includes base salary, equity incentives and other elements of compensation) at the upper end of the range with the difference between base salary and total target compensation consisting of performance based awards (which have predefined, minimum, target, and maximum performance attainment points) comprised of short-term annual cash incentive (bonus) compensation and long-term equity awards. Equity awards consist of performance contingent restricted stock units or performance share units that are payable only if predetermined metrics are met (generally Return on Invested Capital ("ROIC"), and stock options which have value only if stock price appreciation occurs. Targets are established to ensure that target compensation will be paid only if the company's performance or share price meets or exceeds previously established objectives.

            Once base salary annual cash incentive and total target compensation are determined, the cash equivalent value of the difference between base salary (which is fixed) and total target compensation is provided as an earnable equity award to the executive in the form of an award of performance contingent restricted stock units which cannot and will not be paid unless and to the extent predetermined performance targets are met, and a stock option award which is valuable only if stock price appreciation is attained. National does not use a formulaic approach to the mix of compensation elements between cash and equity, short-term and long-term, or fixed "salary" and at risk (incentive awards), but in general, the more senior the executive, the more pay should be at risk. Generally, the targets on which award performance related to performance contingent restricted stock units is determined relate to ROIC and stock price improvement with respect to an award of stock options which are granted with an exercise price equal to fair market value on the date of grant. Restricted stock unit and stock option awards are valued at fair value using commonly accepted valuation models, including the Black-Scholes option pricing model, and the mix of equity awards for each individual is divided between performance contingent restricted stock units and stock options favoring the award of performance contingent restricted stock units. Actual options awarded to any executive will depend on the mix of short- and long-term incentives, the salary compared to total target compensation, the determination of the Compensation Committee as to the value and performance of the executive to the company, competitive factors and other factors peculiar to the executive and the company at the time compensation is determined. The actual value of awards realized by the executive will depend on continued service, achievement of performance targets and future stock performance and may be more or less than that disclosed, referenced or estimated.

      Performance Contingent Restricted Share Units

            Performance contingent restricted share units awarded and earned are paid in company stock (one unit is equivalent to one share); the number of units earned may vary between 0 and 150% of the target number of shares depending on how well the company performs against the predetermined performance metrics during the performance period, which is generally a two-year period. The target number of performance contingent restricted share units for the fiscal 2011-2012 performance period are shown in the Grants of Plan-Based Award Table. Actual shares earned and awarded will depend on the level of company achievement against the following predetermined metrics over the two-year period fiscal 2011 and 2012.

      Performance Period Fiscal 2011-2012 (Performance Contingent Restricted Stock Units Granted in Fiscal 2011)

            The performance contingent restricted share units granted for the two-year performance period fiscal 2011-2012 are contingent on the company sustaining a 20% ROIC over the two-year performance period. For purposes of these metrics, ROIC is determined as net operating profit after taxes, including stock compensation expenses, but excluding non-operating one time or expense items, excluding interest expense on interest-bearing debt divided by the average invested capital during the measurement period. The percentage shares earned for performance at each of the threshold, target and outstanding levels are shown in the table below:

Measure	Threshold Level of Achievement	Target Level of Achievement	Outstanding Level of Achievement

Return on Invested Capital (ROIC)	18%	20%	22%
Percentage of shares earned	50%	100%	150%

            Grants to the named executive officers for fiscal 2011- fiscal 2012 are set forth below:

Executive	Target Award Performance Contingent Restricted Share Units (#)

Mr. Macleod	95,000
Mr. Chew	65,000
Mr. DuChene	25,000
Mr. Kunz	30,000
Mr. Liu	30,000

      Performance Period Fiscal 2010-2011 (Performance Contingent Restricted Stock Units Paid in Fiscal 2012)

            Due to the erosion of ROIC during fiscal 2009 as a result of the global economic crisis the Compensation Committee established metrics designed to incentivize a return during the fiscal 2010-2011 period to normalized ROIC performance levels. The Compensation Committee divided the two-year period and established ROIC metrics for each year, with the ROIC metric for the second year approximating historic ROIC performance levels. A portion of the performance units granted for the performance period fiscal 2010-2011 were tied to sustaining at least a 10% ROIC for the full fiscal year 2010 and vesting at the end of fiscal 2011. For fiscal 2010, ROIC exceeded the established metric of 10% and the Compensation Committee determined that 100% of the shares were earned subject to the additional one-year vesting requirement.

            The remaining portion of performance units granted for the two year performance period fiscal 2010-2011 were contingent on the company sustaining at least an 18% ROIC for fiscal 2011. The percentage shares to be earned for performance at each of the threshold, target and outstanding levels are shown in the table below. For purposes of these metrics, ROIC is determined as net operating profit after taxes, including stock compensation expenses excluding non-operating one-time income or expense items, excluding interest expense on interest-bearing debt divided by the average quarter ending invested capital during the measurement period.

Measure	Threshold Level of Achievement	Target Level of Achievement	Outstanding Level of Achievement

Return on Invested Capital	18%	20%	22%
Percentage of shares earned	50%	100%	150%

ROIC for fiscal 2011 was in excess of 22%, and 150% of the target shares were issued in fiscal 2012.

      Stock Options

            Stock options have long been a core component of the compensation program at the company for a broad group of employees. The Compensation Committee believes that options are an appropriate vehicle to implement the company's pay for performance philosophy because executives benefit from options only if the company's stock appreciates. Stock options expire six years and one day after the date of grant. Fiscal 2011 grants to the executives are shown in the Grants of Plan Based Awards Table.

    Special Incentive Retention Program

            In fiscal 2009, as a result of the global economic crisis and its significant impact on the performance of the company and its near term outlook, the Compensation Committee determined that despite management's best efforts and through no fault of management, much of the company's near, medium and longer term incentive compensation metrics would not (and given the magnitude of the crisis, regardless of effort, action or turnaround, could not) be met and that under these circumstances the Compensation Committee's reliance on at risk compensation resulted in too significant a departure between actual and target compensation. In addition, the Compensation Committee determined that because equity incentives no longer had any value, senior management had very little incentive to remain with the company as the economic situation improved. As a result, the Compensation Committee approved in fiscal 2009 a one-time cash payment which was paid at the end of the second quarter of fiscal 2011. To receive the payment the officer must have been employed by the company on the payment date and the amount of the payment depended in part on the closing price of the company's common stock during the immediately preceding fiscal quarter.

            The amounts paid to the company's named executive officers under the terms of the plan and reflected under "Bonus" in the Summary Compensation Table are set forth below:

Retention Payment

Named Executive Officer	Payout Amount

Donald Macleod	$2,000,000
Lewis Chew	$2,000,000
Todd M. DuChene	$1,500,000
Detlev Kunz	$1,000,000
C.S. Liu	$1,500,000

    Change-of-control benefits

            Other than the change-of-control employment agreements discussed in the section below titled "Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control," there are no specific employment agreements with the named executive officers, as executive officers serve at the pleasure of the Board of Directors.

            The change-of-control employment agreements are designed to ensure that company stockholders receive full value for the company in a change-of-control. The benefits and payments that the named executive officers may become eligible to receive under the change-of-control agreement are intended to ensure that the management team is able to evaluate objectively whether a potential change-of-control of the company is in the best interests of the company and its stockholders and to ensure the continued services of the named executive officers through a change-of-control transaction. The estimated amounts that may be due under the agreements in the event of a change-of-control are set forth in the section below titled "Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control."

    Other benefits

            Executive officers participate in company-wide employee benefit plans such as medical, dental, disability and 401k plans. In addition, Mr. Macleod is a participant in a life insurance program and a retiree medical program (which are discussed in the section of this Form 10-K relating to Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control).

Executive Compensation Process and Governance

The company is committed to having strong governance standards with respect to compensation programs, procedures and practices. We believe that the following aspects of our compensation programs are indicative of this commitment.

    Stock ownership guidelines

            National has stock ownership guidelines for executive officers to ensure that they have a meaningful economic stake in the company. The Compensation Committee reviews the guidelines regularly and monitors the executives' progress toward meeting the guidelines. Stock held directly by the officer counts toward the requirements. Unexercised stock options and shares held in the Retirement and Savings Program and Deferred Compensation Plan do not count toward satisfying the guidelines. All of National's executive officers included in the Summary Compensation Table satisfy the stock ownership guidelines (Mr. DuChene who joined the company as an executive officer during fiscal 2008 has until 2012 to meet the applicable requirements; Mr. Liu who became an executive officer during fiscal 2009 has until 2012 to meet the applicable requirements). The guidelines and each executive's ownership are shown in the following table:

Executive	Target # of Shares	Actual Shares Owned May 29, 2011

Mr. Macleod (as CEO)	200,000	322,460
Mr. Chew	20,000	110,608
Mr. DuChene	20,000	5,584
Mr. Kunz	20,000	43,088
Mr. Liu	20,000	992

    Equity grant practices

            During fiscal 2011, the Compensation Committee made equity grants to executive officers and set the performance goals for the performance share units at the meeting at which the Compensation Committee met to make its annual compensation determinations.

    "Clawback" policies

            Under the 2009 Incentive Award Plan (the only equity plan from which we are currently permitted to issue awards to officers and key employees) (as well as our 2007 Employees Equity Plan, 2005 Executive Officer Equity Plan and the Executive Officer Incentive Plan) the Compensation Committee may cancel any outstanding plan award (regardless of whether it is vested or deferred and including any award under those plans held by an executive) and the "clawback" provisions also may require a participant to repay any gain realized through the previous exercise of an award granted under one of these plans in the event of a participant's termination for cause; serious misconduct; or retirement and subsequent participation in any activity in competition with National. The Compensation Committee is solely responsible for determining, in good faith, whether a participant has engaged in serious misconduct or engaged in competition with the company. The Compensation Committee believes these "clawback" provisions are appropriate in light of the significant value and importance it places on incentive and equity based compensation and its desire to ensure that all recipients of incentive and equity compensation awards abide by National's reasonable standards of conduct and refrain from competitive activity.

    Tax deductibility of compensation

            The Internal Revenue Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company's CEO or the other executive officers determined to be "covered employees" under Section 162(m) of the Internal Revenue Code. This limitation does not apply to compensation that meets the requirements of "qualifying performance-based" compensation. Consistent with the emphasis on performance based compensation, the company's policy is to intend to qualify, to the extent deemed reasonable by the Compensation Committee, the compensation of executive officers for deductibility under the tax laws and the company's incentive and equity plans are intended to be designed accordingly.

    Compensation Consultant

            During fiscal 2011 the Compensation Committee retained F. W. Cook as its Compensation Consultant and to assist with executive compensation program design, calibration of the program to National's performance and the competitive market, monitor program effectiveness and provide input with respect to compensation targets and performance metrics for fiscal 2011. F.W. Cook attends Compensation Committee meetings, reviews compensation data and issues with the Compensation Committee and participates in discussions regarding executive compensation issues, as directed by the Compensation Committee. While the Compensation Committee considers input from the Compensation Consultant, ultimately the Compensation Committee's decisions reflect many factors and considerations. Personnel in the company's human resources department and the Senior Vice President, Human Resources at the direction of the Compensation Committee work with the Compensation Consultant so that the Compensation Consultant can develop materials, including competitive market assessments and summaries of current legal and regulatory developments, useful to the Compensation Committee in making its determinations and evaluations.

            During fiscal 2011, F. W. Cook received $126,209 for its services as Compensation Consultant to the Compensation Committee. F.W. Cook is an independent compensation consultant and has not performed and does not currently provide any services to management or the company other than its services to the Compensation Committee.

Summary

We believe that the executive compensation program supports National's business goals and objectives and aligns executive compensation to company performance.

 Summary Compensation Table

The following table shows information on compensation paid or accrued by National and our subsidiaries for our chief executive officer, our chief financial officer and the three other most highly compensated executive officers (collectively referred to in these compensation tables as the named executive officers) for the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)		Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(6) ($)	All Other Compensation(7) ($)	Total ($)

Donald Macleod	2011	770,769	2,000,000	1,351,850		586,035	-		35,438	4,744,092
Chairman and CEO	2010	637,212		7,413,500	(8)	3,227,811	2,450,000		43,174	13,771,697
	2009	559,154		2,764,722	(9)	0	-		24,954	3,348,830
Lewis Chew	2011	418,462	2,000,000	924,950		390,690	-		16,857	3,750,959
Senior Vice President,	2010	413,558		2,578,000		402,570	1,100,000		23,317	4,517,445
Finance and Chief Financial Officer	2009	397,019		1,317,122	(9)	622,870	-		9,770	2,346,781
Todd M. DuChene	2011	348,654	1,500,000	355,750		173,640	-		16,794	2,394,838
Senior Vice President,	2010	333,846		2,320,300		322,056	600,000		16,141	3,592,343
General Counsel & Secretary	2009	341,923		781,042	(9)	280,292	-		14,417	1,417,674
Detlev Kunz	2011	359,694	1,000,000	426,900		173,640	-	13,048	16,823	1,990,105
Senior Vice President	2010	314,322		1,933,500		241,542	800,000	146,524	23,243	3,459,131
And General Manager,	2009	307,300		761,961	(9)	311,435	-	7,782	9,701	1,398,179
Product Group
C.S. Liu	2011	320,006	1,500,000	426,900		173,640	-		16,769	2,437,315
Senior Vice President	2010	311,390		1,993,500		241,542	640,000		23,231	3,209,663
Worldwide Manufacturing	2009	312,621		367,442	(9)	747,444	-		9,696	1,437,203

(1)
For fiscal 2011 there were no base salary increases except that of Mr. Kunz whose base salary was increased by $50,000. The difference in amounts shown as base salary for each executive officer for fiscal 2011 and fiscal 2010 reflects the temporary voluntary reduction in base salary for each officer implemented during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

(2)
A one-time retention bonus approved by the Compensation Committee in fiscal 2009 during the height of the global financial crisis and paid following the second quarter of fiscal 2011. To receive the payment the officer must have been employed by the company throughout the retention period and on the payment date and the amount of the payment depended in part on the closing price of the company's common stock during the second quarter of fiscal 2011. Note that a portion of the estimated value of the payment was required by SEC rule to be included under "Stock Awards" for fiscal 2009. See note 9 below.

(3)
Except where indicated represents the grant date fair value determined in accordance with FASB ASC Topic 718 of performance share units granted during the fiscal year. The performance share units are subject to performance conditions, as described in the Compensation Discussion and Analysis. The amounts in this column do not reflect the actual value of the award to the executive, which depends solely on the achievement of specified performance objectives over the performance period. The grant date fair value of the performance share units granted to each of the named executive officers during the fiscal year, assuming that the highest level of performance conditions will be achieved are as follows: Mr. Macleod: $2,027,775; Mr. Chew: $1,387,425; Mr. DuChene: $533,625; Mr. Kunz: $640,350 and Mr. Liu: $640,350.

(4)
This column represents the aggregate grant date fair value determined in accordance with FASB ASC Topic 718 of stock options granted during the applicable fiscal year to each of the named executives. For additional information on the valuation assumptions used for the option grants, refer to Note 1 of the Consolidated Financial Statements in this Form 10-K for the fiscal year ended May 29, 2011. See the Grants of Plan-Based Awards Table for specific information on options granted in fiscal 2011. The amounts in this column do not reflect the actual value of the award to the executive.

(5)
The column represents incentives earned under the Executive Officer Incentive Plan for the fiscal year indicated.

(6)
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

(7)
Consists of the following:

  (a)
  Contributions and allocations to defined contribution retirement plans

	2011	2010	2009

Mr. Macleod	$16,500	$26,070	$6,127
Mr. Chew	$16,500	$22,969	$9,427
Mr. DuChene	$16,500	$15,854	$14,123
Mr. Kunz	$16,500	$22,969	$9,427
Mr. Liu	$16,500	$22,969	$9,427
    (b)
    Value of life insurance premiums for term and whole life insurance

	2011	2010	2009

Mr. Macleod	$18,938	$17,104	$18,827
Mr. Chew	$357	$348	$343
Mr. DuChene	$294	$287	$294
Mr. Kunz	$323	$274	$274
Mr. Liu	$269	$262	$269

                Mr. Macleod has a whole life policy made available to him under a grandfathered program; the other executive officers have term life insurance made available on the same terms as offered salaried employees.

                The incremental cost to the company of perquisites in fiscal 2011, fiscal 2010 and fiscal 2009 for each of the executive officers named in the table did not exceed $10,000.

(8)
Also includes for fiscal 2010 for Mr. Macleod the grant date fair value of restricted shares granted to Mr. Macleod in connection with his appointment as CEO. The amounts in this column do not reflect the actual value of the award to the executive, which depends solely on the achievement of specified performance objectives over the performance period.

(9)
Amounts for fiscal 2009 also include the grant date fair value determined in accordance with FASB ASC Topic 718 of the variable portion of the retention program implemented in fiscal 2009. The retention program provided for a cash retention payment on or about November 30, 2010. The amount of the payment increased if the average daily closing price for the company's Common Stock for the fiscal quarter immediately prior to the payment date was between $10.01 and $17.50 per share. The average daily closing stock price for the period was $13.06. The amounts reflected in 2009 related to the retention program were as follows: Mr. Macleod: $489,923; Mr. Chew: $489,923; Mr. DuChene: $367,442; Mr. Kunz: $244,961 and Mr. Liu: $367,442. No amounts' related to the retention program were actually paid in fiscal 2009. The actual amounts paid to the executives under the retention program are reflected for fiscal 2011 under the column "Bonus."

 Grants of Plan-Based Awards

The following table shows information concerning plan-based awards in fiscal 2011 to the named executive officers:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
									All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options(2) (#)
												Grant Date Fair Value of Stock and Option Awards(4) ($)
											Exercise or Base Price of Option Awards(3) ($/sh)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Donald Macleod	6/16/10	(1)	800,000	1,600,000	3,200,000
Chairman and CEO	6/16/10	(5)				47,500	95,000	142,500				1,351,850
	6/16/10	(2)								135,000	14.71	586,035
Lewis Chew	6/16/10	(1)	318,750	637,500	1,275,000
	6/16/10	(5)				32,500	65,000	97,500				924,950
	6/16/10	(2)								90,000	14.71	390,690
Todd M. DuChene	6/16/10	(1)	175,000	350,000	700,000
	6/16/10	(5)				12,500	25,000	37,500				355,750
	6/16/10	(2)								40,000	14.71	173,640
Detlev Kunz	6/16/10	(1)	250,250	500,500	1,001,000
	6/16/10	(5)				15,000	30,000	45,000				426,900
	6/16/10	(2)								40,000	14.71	173,640
C.S. Liu	6/16/10	(1)	160,000	320,000	640,000
	6/16/10	(5)				15,000	30,000	45,000				426,900
	6/16/10	(2)								40,000	14.71	173,640

(1)
Represents target awards set in June 2010 for fiscal 2011 under the Executive Officer Incentive Plan. Target awards are specifically set based on assigned incentive levels, assuming 100% achievement of goals. Under the performance metrics set for fiscal 2011, threshold represents goal achievement at the minimum performance level (50%) and maximum represents goal achievement at the maximum performance level (200%). Actual payout for fiscal 2011 was 0% and is shown in the Summary Compensation Table under "Non-Equity Incentive Plan Compensation."

(2)
Options granted in June of fiscal 2011 were granted under the 2009 Incentive Award Plan.

(3)
As required by the terms of the plans under which the options were granted, the exercise price is the closing price of the common stock on the date of grant.

(4)
For stock awards, which were granted pursuant to the 2009 Incentive Award Plan, represents the aggregate grant date fair value for the target number of performance share units set for each named executive officer during the fiscal year. The grant date fair value used in fiscal 2011 to determine expense associated with the performance share units is the product of the number of target units set and the closing price of the stock on the date the targets were set. The actual value that the executive officer will receive depends on performance achieved during the performance cycle. For option awards, the assumptions used to value these specific options are: risk-free rate of return of 1.52%, dividend yield of 2.135%, term of 3.77 years and volatility factor of 43.50%. For additional information on valuation assumptions used for financial statement reporting purposes, refer to Note 1 of the Consolidated Financial Statements in this Form 10-K. The actual value that the executive officer will receive from stock option grants will depend on the future performance of the stock and the price of the stock at the time of exercise.

(5)
Represents target levels set in fiscal 2011 for performance share units for the two year cycle fiscal 2011-2012 under the 2009 Incentive Award Plan. Target levels are set based on 100% achievement of goals established for fiscal 2012. Threshold represents goal achievement at the minimum performance level (50%) at which awards can be paid and maximum represents goal achievement at the maximum performance (150%) level at which awards can be paid under this plan.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table

For a description of the amount of salary and bonus in proportion to total compensation and the material terms of the awards in the Grants of Plan-Based Awards Table, please see the "Compensation Discussion and Analysis" section of this 2011 Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning the equity awards held by the named executive officers that were outstanding as of the end of the 2011 fiscal year.

	Option Awards						Stock Awards

Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable(2)	Option Exercise Price($)	Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(4)

Donald Macleod							320,000	7,865,600
	1/23/2002	100,000	-	13.050	1/24/12	(5)
	4/16/2002	700,000	-	17.100	4/17/12	(5)
	7/18/2006	90,000	-	23.010	7/19/12	(6)
	8/6/2002	43,750	-	8.025	8/7/12	(5)
	10/17/2002	43,750	-	6.300	10/18/12	(5)
	2/11/2003	50,000	-	6.545	2/12/13	(5)
	4/15/2003	50,000	-	8.375	4/16/13	(5)
	7/15/2009	105,416	124,584	12.890	7/16/15	(6)
	11/30/2009	212,500	387,500	14.600	12/1/15	(6)
	6/16/2010	-	135,000	14.710	6/17/16	(6)
Lewis Chew							65,000	1,597,700
	6/19/2001	100,000	-	13.875	6/20/11	(5)
	1/23/2002	60,000	-	13.050	1/24/12	(5)
	4/16/2002	360,000	-	17.100	4/17/12	(5)
	7/18/2006	60,000	-	23.010	7/19/12	(6)
	8/6/2002	90,000	-	8.025	8/7/12	(5)
	10/17/2002	38,000	-	6.300	10/18/12	(5)
	2/11/2003	60,000	-	6.545	2/12/13	(5)
	4/15/2003	80,000	-	8.375	4/16/13	(5)
	7/17/2007	95,833	4,167	28.830	7/18/13	(6)
	7/15/2008	70,833	29,167	20.680	7/16/14	(6)
	7/15/2009	45,833	54,167	12.890	7/16/15	(6)
	6/16/2010	-	90,000	14.710	6/17/16	(6)
Detlev Kunz							30,000	737,400
	7/19/2005	20,000	-	24.520	7/20/11	(6)
	4/16/2002	225,000	-	17.100	4/17/12	(5)
	7/18/2006	40,000	-	23.010	7/19/12	(6)
	8/6/2002	18,750	-	8.025	8/7/12	(5)
	10/17/2002	18,750	-	6.300	10/18/12	(5)
	2/11/2003	20,000	-	6.545	2/12/13	(5)
	4/15/2003	30,000	-	8.375	4/16/13	(5)
	7/17/2007	47,916	2,084	28.830	7/18/13	(6)
	7/15/2008	35,416	14,584	20.680	7/16/14	(6)
	7/15/2009	27,500	32,500	12.890	7/16/15	(6)
	6/16/2010	-	40,000	14.710	6/17/16	(6)

	Option Awards						Stock Awards

Name	Option Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable(2)	Option Exercise Price($)	Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(4)

Todd M. DuChene							41,750	1,026,215
	7/15/2009	36,666	43,334	12.890	7/16/15	(6)
	6/16/2010	-	40,000	14.710	6/17/16	(6)
C.S. Liu							30,000	737,400
	7/18/2006	13,750	-	23.010	7/19/12	(6)
	8/6/2002	1,750	-	8.025	8/7/12	(5)
	10/17/2002	3,750	-	6.300	10/18/12	(5)
	2/11/2003	18,000	-	6.545	2/12/13	(5)
	4/15/2003	3,000	-	8.375	4/16/13	(5)
	7/17/2007	57,500	2,500	28.830	7/18/13	(6)
	7/15/2008	85,000	35,000	20.680	7/16/14	(6)
	7/15/2009	27,500	32,500	12.890	7/16/15	(6)
	6/16/2010	-	40,000	14.710	6/17/16	(6)

(1)
All options that were exercisable at fiscal year end were vested at fiscal year end.

(2)
Options unexercisable at fiscal year end vest in increments. See notes (5) and (6) in the "Option Expiration Date" column for vesting detail.

(3)
Based on performance share units for which performance period was still in process at the end of fiscal 2011. The target number of shares of stock that can be awarded at the end of fiscal 2011 if target performance levels are achieved is Mr. Macleod: 95,000; Mr. Chew: 65,000; Mr. DuChene: 25,000, Mr. Kunz: 30,000 and Mr. Liu: 30,000. For Mr. Macleod, the remaining 225,000 shares represent restricted units issued at the time Mr. Macleod was appointed Chief Executive Officer of the company on November 30, 2009 which units vest ratably in annual increments over the four-year period from the date of grant and when vested convert into shares on a one-to-one basis. For Mr. DuChene the remaining 16,750 shares represent restricted units issued in November 2009 which vest ratably in annual increments over a four-year period from the grant date. Results for one performance period are not necessarily determinative of results for future performance periods.

(4)
Based on closing price of common stock at 2011 fiscal year end of $24.58.

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

 Option Exercises and Stock Vested

The following table shows information on options exercised during fiscal 2011 by the named executive officers and shares awarded in fiscal 2011 in payment of performance share units for the fiscal 2009-2010 performance period.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting(#)(2)	Value Realized on Vesting ($)

Donald Macleod	700,000	1,277,165	-	-
Lewis Chew	30,000	332,250	-	-
Todd M. DuChene	-	-	-	-
Detlev Kunz	-	-	-	-
C.S. Liu	15,000	66,300	-	-

(1)
Represents the market value of the underlying shares on the date of exercise less the exercise price.

(2)
Represents level of performance achieved for fiscal 2009-2010 performance period and paid in fiscal 2011. Performance goals and target awards for the fiscal 2009 and 2010 performance period were set at the beginning of fiscal 2009. The Number of Shares Acquired on Vesting and the Value Realized on Vesting in June 2011 during fiscal 2012 for the fiscal 2010-2011 performance period were:

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting ($)

Donald Macleod	312,500	7,681,250
Lewis Chew	250,000	6,145,000
Todd M. DuChene	220,000	5,407,600
Detlev Kunz	187,500	4,608,750
C.S. Liu	185,000	4,547,300

            Based on the closing price of common stock at fiscal year end of $24.58.

 Pension Benefits

The following table presents information on the pension benefits made available to one of our named executive officers.

Name	Plan Name	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit($)(3)	Payments During Last Fiscal Year($)

Detlev Kunz(1)	Pension Scheme of National Semiconductor GmbH	20	857,611	-

(1)
Mr. Kunz is a participant in the Pension Scheme of National Semiconductor GmbH offered by our German subsidiary which was Mr. Kunz's employer for 20 years. None of the other named executive officers participates in a defined benefit pension plan.

(2)
Includes credit only for years of service with our German subsidiary.

(3)
Represents the actuarial present value of the accumulated benefit in U.S. dollars, computed as of the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year. For information on the assumptions used in quantifying the present value of the accumulated benefit, see the information in Note 12 to the Consolidated Financial Statements in this 2011 Form 10-K.

            In accordance with local requirements and employment practices, we maintain defined benefit pension plans at certain of our international locations, one of which is Germany. Mr. Kunz was employed by our German subsidiary for 20 years until he became Senior Vice President and General Manager, Worldwide Marketing and Sales in July 2001 (he now serves as Senior Vice President and General Manager, Product Group). Under the pension scheme of National Semiconductor GmbH (our German subsidiary), Mr. Kunz is entitled to receive an estimated annual benefit upon retirement at or after the age of 65. The formula for determining the pension benefit is the sum of 0.5% of salary up to the amount valid for calculations for the German state pension scheme and 1.5% of salary above this limit times the number of years of service. Mr. Kunz ceased to accrue credits for service or compensation upon his transfer to the United States and the pension benefit is based solely on his service to and compensation from our German subsidiary.

 Non-Qualified Deferred Compensation(1)

The following table presents information on our Deferred Compensation Plan, which is our non-qualified plan of deferred compensation.

Name	Executive Contributions In Last FY ($)(2)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Balance at Last FYE ($)

Donald Macleod	231,231	-	435,629	-	2,479,502
Lewis Chew	61,692	-	114,724	-	688,402
Todd M. DuChene	-	-	-	-	-
Detlev Kunz	37,454	-	8,360	-	389,531
C.S. Liu	-	-	70,136	-	311,324

(1)
We maintain a Deferred Compensation Plan ("DCP") for executive officers and other employees considered "highly compensated" under IRS regulations. Executive officers may defer to the DCP up to 50% of salary payments and 100% of the compensation paid under the Executive Officer Incentive Plan. DCP assets are maintained in a "rabbi trust" and the participant selects the investment options for the participant's account. The investment options are the same investment options made available to participants in our 401(k) plan. Participants may change their investment options on a daily basis. Since the participant is responsible for selecting investment options, earnings include losses as well as gains and the actual earnings will depend on the investment options and mix chosen by the participant. At the time deferral elections are made, participants choose when they wish to receive payouts of their deferrals and whether they wish to receive them in a lump sum or in annual installments of up to ten years. As a result, payouts are not limited to termination of employment. Once made, we do not allow changes in payout elections except in limited circumstances.

(2)
Executive contributions reported as compensation for fiscal 2011 in the Summary Compensation Table:

	Salary ($)	Non-Equity Incentive Plan Compensation ($)

Mr. Macleod	231,231	-
Mr. Chew	61,692	-
Mr. DuChene	-	-
Mr. Kunz	37,454	-
Mr. Liu	-	-
(3)
Represents earnings credited to the deferred compensation account of the named executive officers. Earnings (and losses) are not included in the Summary Compensation Table, as earnings are based on investment returns achieved by the investment elections made by the officer and are not above- market.

Loans

None of the named executive officers have loans from us.

Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control

Except for the change-of-control employment agreements described below, we do not have specific employment agreements with our named executive officers. Following is information on benefits made available to our named executive officers upon termination of employment, including termination of employment in the event of a change-of-control. Excluded from this discussion is information on benefits and arrangements that do not discriminate in scope and terms of operation in favor of our named executive officers and that are available generally to all salaried employees.

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

    Deferred Compensation Plan (DCP) Accounts

            As noted in the Table on Non-Qualified Deferred Compensation, the DCP is our non tax qualified defined contribution plan which allows officers and other employees defined as "highly compensated" by the IRS to defer salary and incentive payments. The total amount of the DCP account at the time of termination will be dependent on the performance of the investments, as well as the amounts of salary and incentive payments that the participant has deferred. The DCP also contains amounts previously contributed by National to the profit sharing plan that were in excess of IRS limitations for tax qualified plans. Like all other DCP participants, at the time of termination, the named executive officer will begin receiving payments of the officer's DCP account balance. At the time a participant makes an election to defer salary and/or incentive payment to the DCP, the participant chooses whether to take the deferral in a lump sum or in equal annual installments of up to ten years, so the timing of the actual payout of the DCP account will depend on the selections the participant has previously made. If the named executive officers had terminated at the end of fiscal 2011 and each had elected to receive the entire DCP account balances upon termination, they would have been entitled to receive the following amounts: Mr. Macleod: $2,479,502; Mr. Chew: $688,402; Mr. DuChene: $0; Mr. Kunz: $389,531 and Mr. Liu: $311,324. As a result of Internal Revenue Code requirements, payments of the DCP accounts to the named executive officers cannot begin until six months after employment has ended.

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

            For the 2009 Incentive Award Plan, retirement is defined simply as having reached age fifty-five and having at least 10 years of service to the company and its subsidiaries.

            The employee is also required to certify that the employee does not intend to engage in full time employment. If the employee subsequently becomes employed by a competitor of National, the option will immediately terminate provided, however, that such restriction shall not apply in the event of a change in control such as in the case of the pending merger.

            A particular option grant will be eligible for retirement treatment only if the employee has been employed by National for at least six months after the option was granted. The option will expire upon the earlier of five years from the retirement date or the original option expiration date. At the end of fiscal 2011, each of Messrs. Macleod, Kunz and Liu would have been eligible for retirement treatment for their options by reason of their respective combined age and service years. Information on options vested at fiscal year end that these officers could exercise in the five year retirement period (assuming exercise prior to expiration of the option) is shown in the table titled "Outstanding Equity Awards at Fiscal Year End". If each of the named executive officers had retired at the end of fiscal 2011, complied with all the retirement conditions, exercised the options under the retirement provisions and sold the underlying stock at $24.58, the closing price of company common stock at our fiscal year end, the net amount that each officer would receive after the five-year period for the additional options that would vest over the five-year period would be: Mr. Macleod: $6,656,087; Mr. Kunz: $831,603; and Mr. Liu: $911,225. The actual amount that would be received over the five-year period will depend on the price of the stock on the date of exercise. Neither Mr. Chew nor Mr. DuChene has satisfied the retirement age and/or service requirements and accordingly, neither is eligible for retirement treatment of his respective stock options.

    Performance Share Units

            We have set target awards of performance share units for the named executive officers. The performance period is generally two years. If the executive officer retires during a performance period, the Compensation Committee at its discretion may provide the officer an award reflecting his performance and actual period of full time employment during the performance period. However, since performance cannot be measured until the performance period is completed, the award would not be paid until that time. If a retired executive officer who has received the payout of a performance share unit award subsequently becomes employed by or provides services to a competitor, the executive officer must repay the award amount to the company provided, however, that such restriction shall not apply in the event of a change in control such as in the case of the pending merger. Using the performance share unit targets set in fiscal 2011 for the performance period that is still in progress and assuming performance is at the target level and the named executive officer retired at the end of fiscal 2011 halfway through the performance period, the value of the shares that would be awarded to the retired executive officers (using the closing price of company common stock at 2011 fiscal year end of $24.58 would be: Mr. Macleod: $2,335,100; Mr. Kunz: $737,400; and Mr. Liu: $737,400. As described above, neither of Mr. Chew or Mr. DuChene is eligible for retirement treatment for his respective performance share units.

    Incentive Payment

            Under the terms of the Executive Officer Incentive Plan, executive officers who retire during a fiscal year are entitled to a proportionate payment of their incentive payment earned based on performance during the fiscal year. If the executive officer retires after the fiscal year ends but before the incentive payment amounts are approved by the Compensation Committee, the officer will receive the payment of the full incentive based on the officer's performance as determined by the Compensation Committee. These same retirement terms apply under our Employee Variable Pay Plan which is made available to key employees who are not executive officers. No incentive payment was paid for fiscal 2011.

    Medical Benefits

            Under a program previously made available to executive officers under a grandfathered program, Mr. Macleod is eligible to receive medical and dental coverage upon retirement from the company. Retirement for these purposes is defined the same way as it is defined for stock options and performance share units. He will be required to pay the same amount that employees are charged for the coverage and the medical and dental benefits will be the same as those provided to employees. None of the other named executive officers is eligible to receive medical and dental benefits upon retirement, and we do not offer retirement medical or dental coverage to our general employee population. If Mr. Macleod had retired at the end of fiscal 2011, the amount we estimate we would pay for the coverage for the first year of his retirement is $41,698. This is based on Mr. Macleod's age, the age of his spouse, and the rates paid by the company during fiscal 2011.

    Defined Benefit Pension Plan

            Mr. Kunz is eligible to receive a pension payment upon his retirement. The pension benefit is from a defined benefit plan maintained by our German subsidiary which was Mr. Kunz's employer before he transferred to the United States. For more information on the amounts Mr. Kunz would receive for the pension benefit, see the information provided in the Pension Benefits Table. None of our other named executive officers is eligible to receive such a pension benefit.

•
Benefits Upon Termination by Disability or Death

In cases of termination of employment as a result of disability or death, we have essentially the same treatment for stock options and incentive payments as is available upon retirement. We have an executive long term disability program which is paid for by the executive officer. If the employment of any of our named executive officers had been terminated at the end of fiscal 2011 by reason of disability, they each would have received the following monthly disability benefit: Mr. Macleod: $20,000; Mr. Chew: $0; Mr. DuChene: $0; Mr. Kunz: $19,250 and Mr. Liu; $16,000. The duration of the monthly disability benefit will depend on the age of the named executive officer at the time the benefit began to be paid. Except for the life insurance benefit described below offered to Mr. Macleod, life insurance benefits payable upon termination of employment by death and other disability benefits paid upon termination of employment by reason of disability are offered under the same plans available to salaried employees and these plans do not discriminate in favor of the executive officers. Under the preferred life insurance program previously made available to executive officers under a grandfathered program, Mr. Macleod has an individually owned life insurance policy for which Mr. Macleod and the company each pay a portion of the cost. Under this life insurance policy, if Mr. Macleod's employment had terminated by reason of death at the end of fiscal 2011, the life insurance benefit paid would have been $1,500,000.

•
Change-of-Control

We currently have change-of-control employment agreements with each of the named executive officers. The agreements provide for continued employment of the officer for a period of three years in the event of a change-of-control of the company. A change-of-control is defined as:

  •
  the acquisition by a third party of more than 20% (35% in the case of Messrs. DuChene and Liu) of National's outstanding stock;

  •
  the change of the majority of the members of the Board of Directors (without the approval of the existing Board of Directors);

  •
  consummation of a reorganization, merger, consolidation or sale of substantially all the company's assets (subject to certain limitations); or

  •
  approval by the shareholders of a complete liquidation or dissolution of the company.

If consummated, the pending merger will constitute a change-of-control under the change-of-control agreements.

Each change-of-control agreement has a term of three years following the change-of-control. The employment terms and compensation during the three-year employment period must be the same as prior to the change-of-control. If, during the three-year period after the change-of-control, the officer's employment is terminated for reasons other than cause, death or disability, or if the officer terminates employment for good reason (as defined in the change-of-control agreement), the officer will receive a lump sum cash payment, within 30 days after the date of termination, consisting of:

  •
  base salary not yet paid through the date of termination;

  •
  a bonus based on the higher of the officer's highest annual bonus paid for the last three full fiscal years prior to the change-of-control, or the bonus for the prior fiscal year, pro-rated to reflect the actual period of employment during the fiscal year in which termination occurs (this bonus is referred to as the "highest annual bonus"), except that in the case of Messrs. DuChene and Liu, such bonus shall be at least equal to the higher of his target bonus for the fiscal year of termination or actual bonus for the most recently completed fiscal year prior to termination;

  •
  the product of 2.99 times the sum of the officer's annual base salary and the highest annual bonus (two times the sum of the officer's annual base salary and the higher of average bonus for the last three full fiscal years immediately prior to the date of termination or executive's target bonus for the prior fiscal year in the case of Messrs. DuChene and Liu); and

  •
  any unpaid deferred compensation and vacation pay.

            Messrs. Macleod, Chew and Kunz will receive an amount equal to the difference between (i) the aggregate benefit under our qualified defined benefit retirement plans, which we refer to as the retirement plan, and any excess or supplemental defined benefit retirement plans in which such executive officer participates, which we refer to as the SERP, which he would have accrued (whether or not vested) if his employment had continued for three years after the date of termination and (ii) the actual vested benefit of such executive officer under the retirement plan and the SERP, determined as of the date of termination. In addition, the change-of-control agreements for Messrs. Macleod, Chew and Kunz provide benefits otherwise available under any other plan (such as our Retirement and Savings Program) and continued health and welfare benefits for the officer and his dependents for up to a period of three years, as well as outplacement services; provided, that the expenses of such services are incurred and reimbursed no later than the end of the second calendar year after the year in which the executive officer separates from service. Further, each such executive officer may make an independent election to terminate employment during the 30-day period immediately following the first anniversary of the change-of-control.

            In addition, each executive officer may make an independent election, based on Good Reason (as defined in each change-of-control agreement) to terminate employment within three years after the change-of-control.

            Except for Mr. Liu, each officer is also entitled to receive a gross-up amount to compensate the executive officer for any golden parachute excise taxes imposed by the Internal Revenue Code. There is an exception when the payments under the change-of-control agreement or otherwise are less than 110% of the applicable payment limit for purposes of calculating the excise tax; in such case, the executive officer's payments are reduced so the limit is not exceeded and, as a result, there is no golden parachute excise tax. Mr. Liu is not entitled to receive a golden parachute excise tax gross-up amount and is subject to a "best net payment" provision pursuant to his change-of-control agreement. Any reduction of benefits attributable to the "best net payment" limit or the "110% of the applicable payment" limit is not reflected in the "Estimated Amounts Due Under Change-of-Control Agreements" table below.

            For purposes of estimating the value of payments that may be subject to excise tax on golden parachutes, we have estimated that the outplacement services provided for under the change-of-control agreements would cost $16,000 per officer. In addition, we have estimated our cost to fund the 401(k) plan match in our Retirement and Savings Program and to provide health and welfare benefits for three years for each of the named executive officers, if applicable, assuming the maximum 401(k) plan match for each officer and taking into account the current benefit elections made by each officer, as follows: Mr. Macleod: $312,597 (which includes the amount we estimate we would pay for the coverage, based on Mr. Macleod's age, the age of his spouse, and the rates paid by the company for fiscal 2011, for Mr. Macleod's medical and dental coverage upon retirement under a grandfathered program previously made available to executive officers); Mr. Chew: $100,425; and Mr. Kunz: $178,890. We have not included these amounts in the chart as payments due the officer, because these amounts represent our estimated costs to continue the 401(k) plan match and to provide the health and welfare benefits and are not payments the officer will actually receive. The change-of-control agreements for Messrs. DuChene and Liu provide for a cash payment equal to $75,000 and reasonable assistance in finding replacement medical and dental coverage in lieu of continued participation in any of the company's benefit plans and programs. Messrs. DuChene and Liu are also eligible to receive outplacement services. These amounts are not included in the chart due to consistency purposes and because such amounts are intended to cover the benefit costs of each such executive officer.

 Estimated Amounts Due Under Change-of-Control Agreements

	Payments Officer Entitled to Regardless of Change-of-Control Agreement			Additional Payments due under Change-of-Control Agreement

Name	Salary not yet paid(1)	Deferred Compensation Plan Account Balance(2)	Accrued Vacation (3)	Severance Payment(4)	Estimated IRS Gross-Up Amount(5)	Total

Donald Macleod	$15,385	$2,479,502	$87,135	$9,717,500	$-	$12,299,522
Lewis Chew	$8,173	$688,402	$39,809	$4,559,750	$-	$5,296,134
Detlev Kunz	$7,404	$389,531	$39,314	$3,543,150	$-	$3,979,399
Todd DuChene	$6,731	$-	$18,590	$1,400,000	$-	$1,425,321
C. S. Liu	$6,154	$311,324	$36,327	$1,280,000	$-	$1,633,805

(1)
These amounts have been calculated as if a "change-of-control" (as defined in the respective agreements) occurred on May 29, 2011, the last day of our fiscal 2011. Because the calculations represent hypothetical amounts due using a May 29, 2011 trigger date, they do not represent the actual amounts that our named executive officers may receive in connection with the pending merger. When and if the pending merger closes in fiscal 2012, the amounts to be paid will include a pro rata bonus for fiscal 2012 to be calculated based on the target bonus for the current fiscal year (except in the case of Messrs. Macleod, Chew and Kunz, which pro rata bonus shall be based on the "highest annual bonus," as defined above).

(2)
The Deferred Compensation Plan, or DCP, account represents salary and bonus previously deferred by the officer as of May 29, 2011 plus earnings based on the performance of investment options offered by the DCP and selected by the officer. DCP amounts cannot be paid until at least six months after termination of employment. Timing of payments will depend on elections made by the officer at the time of deferral.

(3)
The accrued vacation totals are current as of May 29, 2011. Vacation will continue to accrue until employment terminates.

(4)
The bonus amounts used for purposes of calculating the severance payments are $2,450,000, $1,100,000, $800,000, $350,000, and $320,000 for Messrs. Macleod, Chew, Kunz, DuChene and Liu, respectively.

(5)
For calculating the IRS gross-up amounts, we take into account the officer's earnings from the company for the prior five years. We include the change-of-control bonus (to the extent it exceeds the estimated incentive bonus earned in the fiscal year), the severance payment, valuations of unvested stock options, restricted stock, restricted stock units and performance share units that become vested upon a change-of-control (using $24.58 as the stock price), our estimated cost to provide a 401(k) plan match and health and welfare benefits for three years, and our estimated cost to provide outplacement services. Whether the officer will receive a gross-up amount will depend primarily on the officer's earnings in the previous five years, which will vary depending on stock option exercise and other equity vesting activity and amounts of salary and incentives deferred to the DCP.

            Outstanding awards under our previously approved equity plans, other than our 2009 Incentive Award Plan, will become fully vested and exercisable immediately prior to a change-of-control. Under our 2009 Incentive Award Plan, outstanding awards do not automatically accelerate upon a change-of-control. However, acceleration of vesting will occur with respect to such awards if, within 12 months after a change-of-control in which awards are assumed or substituted, either the surviving or acquiring corporation terminates the officer's employment or service without cause, or the officer voluntarily terminates his employment for good reason. Pursuant to the terms of certain option award agreements, certain option awards will continue to vest for a period of time following termination of employment that is deemed a "retirement"; therefore, Messrs. Macleod, Kunz and Liu will have been eligible to receive continued vesting of certain outstanding option awards and performance share awards upon termination of employment without regard to a change-of-control because each such executive officer is retirement eligible. Notwithstanding the foregoing, in the table below, we have set forth the value of all unvested options that would become exercisable upon the change-of-control and upon the change-of-control and a subsequent termination of employment, as well as the value of all shares of stock the executive officer would receive in payment for the restricted stock units and for the performance share units for the performance period in progress upon the change-of-control and upon the change-of-control and a simultaneous termination of employment.

	Acceleration Upon Change-of-Control Without Termination				Acceleration Upon Change-of-Control And Termination

Name	In-the-money Amount of Options Accelerated Upon Change-of- Control(1)	Value of Restricted Stock and Shares Received for RSUs Vested Upon Change-of- Control(2)	Value of Shares Received for Performance Share Units Vested Upon Change-of- Control(3)	Total	In-the-money Amount of Options Accelerated Upon Change-of- Control and Termination(1)	Value of Restricted Stock and Shares Received for RSUs Vested Upon Change-of- Control and Termination(2)	Value of Shares Received for Performance Share Units Vested Upon Change-of- Control and Termination(3)	Total

Donald Macleod	$1,456,387	$-	$3,502,650	$4,959,037	$6,656,087	$5,530,500	$3,502,650	$15,689,237
Lewis Chew	$746,964	$-	$2,396,550	$3,143,514	$1,635,264	$-	$2,396,550	$4,031,814
Todd DuChene	$506,574	$-	$921,750	$1,428,324	$901,374	$411,690	$921,750	$2,234,814
Detlev Kunz	$436,803	$-	$1,106,100	$1,542,903	$831,603	$-	$1,106,100	$1,937,703
C. S. Liu	$516,425	$-	$1,106,100	$1,622,525	$911,225	$-	$1,106,100	$2,017,325

(1)
Amount represents difference between $24.58 (the closing price of Common Stock at 2011 fiscal year end) and the exercise price of all options accelerated upon a change-of-control, or upon a change-of-control and termination of employment, as applicable.

(2)
Amount represents value of shares based on $24.58 (the closing price of Common Stock at 2011 fiscal year end) that would be received in payment of restricted stock units accelerated upon a change-of-control, or upon a change-of-control and termination of employment, as applicable.

(3)
Amount represents value of shares based on $24.58 (the closing price of Common Stock at 2011 fiscal year end) that would be received in payment of performance share units for the performance period still in progress as of such date, the vesting of which will be accelerated upon or a change-of-control, or upon a change-of-control and termination of employment, as applicable. If the pending Merger is consummated, we anticipate that such performance share unit awards will be earned at 150% of the target number of shares based on National's financial performance measured in accordance with the terms of the 2009 Incentive Award Plan and past award measurement practices (which provides that the impact attributable to extraordinary events shall not be included in the financial performance measurement calculations).

 REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has provided the following report:

            The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K for the fiscal year ended May 29, 2011. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended May 29, 2011.

Robert J. Frankenberg — Chairman
William E. Mitchell	Steven R. Appleton	Edward R. McCracken

            Notwithstanding anything to the contrary stated in anything we have previously filed under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings (including all or any part of this Form 10-K), the Report of the Compensation Committee shall not be incorporated by reference into such filings; nor shall the reports be incorporated by reference into future filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of May 29, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
2009 Incentive Award Plan:
Options		1,510,706	$14.57
Restricted Stock:
Time-based	3,145,313		-
Performance-based	334,000		-

		3,479,313

		4,990,019		10,449,303
1977 Stock Option Plan		1,109,300	$16.04
Executive Officer Stock Option Plan		1,348,000	$13.96
Director Stock Option Plan		250,000	$13.18
2007 Employees Equity Plan:
Options		6,043,061	$14.59
Restricted Stock Units:
Time-based		310,084	-
Employee Stock Purchase Plan				2,977,749
Director Stock Plan				23,327
2005 Executive Officer Equity Plan:
Options		1,640,834	$16.22
Performance Share Units (at Target)		1,670,000	-
Equity compensation plans not approved by security holders:
1997 Employees Stock Option Plan		4,720,276	$18.86

Total		22,081,574		13,450,379

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

Security Ownership of Certain Beneficial Owners

The following table shows the beneficial ownership of more than 5% of National's outstanding common stock as of May 29, 2011 as reported to the SEC by such beneficial owners:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

BlackRock, Inc	22,942,699	(1)	9.1%
40 East 52nd Street
New York, New York 10022
T. Rowe Price Associates, Inc	18,648,324	(2)	7.4%
100 E. Pratt Street
Baltimore, Maryland 21202

(1)
Includes 22,942,699 shares of which BlackRock, Inc. ("BlackRock") has sole voting power and sole dispositive power. The information concerning shares owned is from a Schedule 13G dated December 31, 2010, filed with the SEC on February 7, 2011 by BlackRock.

(2)
Includes 3,362,388 shares of which T. Rowe Price Associates, Inc. ("T. Rowe Price") has sole voting power and 18,648,324 shares of which T. Rowe Price has sole dispositive power. The information concerning shares owned is from a Schedule 13G/A dated April 30, 2011, filed with the SEC on May 10, 2011 by T. Rowe Price.

Security Ownership of Management

The following table shows the number of shares of National common stock (our only class of equity securities outstanding) beneficially owned as of May 29, 2011 by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group:

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class

William J. Amelio	31,190	*
Steven R. Appleton(2)	101,612	*
Gary P. Arnold	72,000	*
Richard J. Danzig(3)	141,021	*
Robert J. Frankenberg(4)	167,111	*
Edward R. McCracken(5)	222,551	*
Roderick C. McGeary	36,000	*
William E. Mitchell	24,000	*
Ahmad Bahai(6)	140,623	*
Donald Macleod(7)	1,791,537	*
Lewis Chew(8)	1,208,516	*
Todd M. DuChene(9)	56,417	*
Detlev Kunz(10)	544,027	*
All directors and executive officers as a group (18 people)(11)	5,562,235	2.17%

*
Less than 1 percent.

(1)
Some individuals may share voting power with their spouses with respect to the listed securites.

(2)
Includes 30,000 shares which Mr. Appleton has the right to acquire within 60 days through the exercise of stock options.

(3)
Includes 50,000 shares which Mr. Danzig has the right to acquire within 60 days through the exercise of stock options.

(4)
Includes 70,000 shares which Mr. Frankenberg has the right to acquire within 60 days through the exercise of stock options.

(5)
Includes 30,000 shares which Mr. McCracken has the right to acquire within 60 days through the exercise of stock options.

(6)
Includes 380 shares held by trusts of which Mr. Bahai is a beneficiary and 116,040 shares which Mr. Bahai has the right to acquire within 60 days through the exercise of stock options.

(7)
Includes 2,515 shares held by a trust of which Mr. Macleod is a beneficiary and 1,466,562 shares which Mr. Macleod has the right to acquire within 60 days through the exercise of stock options.

(8)
Includes 534 shares held by a trust of which Mr. Chew is a beneficiary and 1,097,375 shares which Mr. Chew has the right to acquire within 60 days through the exercise of stock options.

(9)
Includes 50,833 shares which Mr. DuChene has the right to acquire within 60 days through the exercise of stock options.

(10)
Includes 106 shares held by a trust of which Mr. Kunz is a beneficiary and 500,833 shares which Mr. Kunz has the right to acquire within 60 days through the exercise of stock options.

(11)
Includes 101,949 shares owned by trusts of which the officer or director is a beneficiary and 4,281,151 shares which can be acquired within 60 days through the exercise of stock options.

None of the shares owned by our directors and executive officers are pledged as security for any purpose.

Potential Change of Control

On April 4, 2011, National entered into the Merger Agreement with TI and Merger Sub, pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions therein, merge with and into National, and National will be the surviving corporation in the merger and a wholly owned subsidiary of TI. The completion of the merger is subject to various closing conditions, as further set forth in the Merger Agreement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

We review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, any transaction determined to be directly or indirectly material to the company or a related person would be disclosed in this proxy statement. In addition, the Audit Committee is required to review and approve or ratify any related person transaction required to be so disclosed. In accordance with a written policy on related transactions adopted by the Board of Directors, the Audit Committee considers the following in the course of any review and ratification of a disclosable related party transaction:

  a.
  the nature of the related person's interest in the transaction;

  b.
  the material terms of the transaction;

  c.
  the significance of the transaction to the related person;

  d.
  the significance of the transaction to the company;

  e.
  whether the transaction would impair the judgment of a director or executive officer to act in the best interests of the company; and

  f.
  any other matters the committee deems appropriate.

            During fiscal 2011, there were no related party transactions between the company and our directors, executive officers or their immediate family members.

Director Independence

National's Board of Directors has affirmatively determined that each of the non-employee directors is independent and that each director who serves on each committee of the Board of Directors is independent, as such term is defined by rules of the NYSE and the SEC.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to KPMG LLP

            The following table sets forth the fees paid or accrued for audit and other services provided by KPMG LLP during the last two fiscal years:

Fee Type	Fiscal 2011	Fiscal 2010

Audit Fees(1)	$2,921,000	$2,501,000
Audit-Related Fees(2)	48,000	17,000
Tax Fees(3)	666,000	359,000
All Other Fees(4)	457,000	2,000

Total Fees	$4,092,000	$2,879,000

(1)
Includes fees billed for professional services rendered in connection with the audit of the annual financial statements, audit of internal control over financial reporting, review of financial statements included in the 10-Q filings, and for services provided for statutory and regulatory filings or engagements for those fiscal years.

(2)
Includes fees billed for assurance and audit related services.

(3)
Includes fees billed for international tax compliance, tax advice, and tax planning.

(4)
Consists of $2,000 in fees for the license of tax compliance software in each of fiscal 2010 and 2011 and in fiscal 2011 includes additional fees for review of our trade compliance operations and controls.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee Charter requires the Audit Committee to pre-approve audit services and permitted non-audit services rendered by the independent auditors. The Audit Committee Charter allows the Audit Committee to delegate pre-approval authorization to the Audit Committee Chairman, who must present any such authorization to the full Committee at the next Committee meeting. During fiscal 2011, all audit and permissible non-audit services were approved in accordance with the requirements of the Audit Committee Charter.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements	Pages in this document
National Semiconductor Corporation and Subsidiaries
For each of the years in the three-year period ended May 29, 2011 — refer to Index in Item 8	48-103
(a) 2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	148
All other schedules are omitted since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.
(a) 3. Exhibits
The exhibits listed in the accompanying Index to Exhibits on page 151 to 155 of this report are filed as part of, or incorporated by reference into, this report.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

Deducted from Receivables in the Consolidated Balance Sheets

Description	Doubtful Accounts		Returns	Allowances	Total

Balance at May 25, 2008	$1.3		$2.1	$22.0	$25.4
Additions charged against revenue	-		5.8	185.4	191.2
Deductions	(0.2)	(1)	(3.5)	(194.2)	(197.9)

Balance at May 31, 2009	1.1		4.4	13.2	18.7
Additions charged against revenue	-		2.2	230.1	232.3
Deductions	(0.7)	(1)	(3.9)	(216.4)	(221.0)

Balance at May 30, 2010	0.4		2.7	26.9	30.0
Additions charged against revenue	-		3.8	291.6	295.4
Deductions	(0.1	)(1)	(3.7)	(284.9)	(288.7)

Balance at May 29, 2011	$0.3		$2.8	$33.6	$36.7

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

NATIONAL SEMICONDUCTOR CORPORATION
Date: July 26, 2011	/S/ DONALD MACLEOD Donald Macleod Chairman, President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 26th day of July 2011.

Signature		Title
/S/	DONALD MACLEOD Donald Macleod	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/S/	LEWIS CHEW Lewis Chew	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/S/	JAMIE E. SAMATH Jamie E. Samath	Vice President and Corporate Controller (Principal Accounting Officer)
/S/	WILLIAM J. AMELIO * William J. Amelio	Director
/S/	STEVEN R. APPLETON * Steven R. Appleton	Director
/S/	GARY P. ARNOLD * Gary P. Arnold	Director
/S/	RICHARD J. DANZIG * Richard J. Danzig	Director
/S/	ROBERT J. FRANKENBERG * Robert J. Frankenberg	Director
/S/	EDWARD R. McCRACKEN * Edward R. McCracken	Director
/S/	RODERICK C. McGEARY * Roderick C. McGeary	Director
/S/	WILLIAM E. MITCHELL * William E. Mitchell	Director
*By	\s\ LEWIS CHEW Lewis Chew, Attorney-in-Fact

Consent of Independent Registered Public Accounting Firm

The Board of Directors
National Semiconductor Corporation:

We consent to the incorporation by reference in the registration statements (No. 333-165803) on Form S-3 and (Nos. 33-48943, 33-54931, 33-55715, 33-61377, 333-09957, 333-26625, 333-36733, 333-48424, 333-63614, 333-77195, 333-109348, 333-119963, 333-122652, 333-129585, 333-146600, and 333-162367) on Form S-8 of National Semiconductor Corporation of our reports dated July 26, 2011, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 29, 2011 and May 30, 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended May 29, 2011, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of May 29, 2011, which reports appear in the 2011 Annual Report on Form 10-K of National Semiconductor Corporation.

            Our report on the consolidated financial statements refers to a change in the Company's method of accounting for the measurement date of its retirement and pension plans in fiscal year 2009.

                      /s/ KPMG LLP

Mountain View, California
July 26, 2011

INDEX TO EXHIBITS

The following documents are filed as, or hereby incorporated by reference, into this report:

2.1	Agreement and Plan of Merger by and among National Semiconductor Corporation, Texas Instruments Incorporated and Orion Merger Corp., dated as of April 4, 2011 (incorporated by reference from the Exhibits to our Form 8-K, SEC File No. 001-06453, filed April 4, 2011).+
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
4.4
Supplemental Indenture for 6.600% Senior Notes due 2017 (incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007); form of Global Note for 6.600% Senior Notes due 2017 (incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007).
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
10.24*
Form of stock option agreement under the National Semiconductor Corporation 2009 Incentive Award Plan (incorporated by reference from the Exhibits to our Form 10-Q, SEC File No. 001-06453, filed March 30, 2011).
10.25*
Form of restricted stock unit agreement under the National Semiconductor Corporation 2009 Incentive Award Plan (incorporated by reference from the Exhibits to our Form 10-Q, File No. 001-06453, filed March 30, 2011).
10.26*
Form of restricted stock award agreement under the National Semiconductor Corporation 2009 Incentive Award Plan (incorporated by reference from the Exhibits to our Form 10-Q, File No. 001-06453, filed March 30, 2011).
10.27
Eleventh Amendment to Credit Agreement (Multicurrency) dated as of October 26, 2009 by and between National Semiconductor Corporation and Bank of America, N.A. (incorporated by reference from the Exhibits to our Form 10-K, SEC File No. 001-06453, filed July 20, 2010).
10.28
Credit Agreement (Multicurrency) dated October 30, 2000 between National Semiconductor Corporation and Bank of America, N.A. (incorporated by reference from the Exhibits to our Form 10-K, SEC File No. 001-06453, filed July 20, 2010).
10.29
Twelfth Amendment to Credit Agreement (Multicurrency) dated as of October 25, 2010 by and between National Semiconductor Corporation and Bank of America, N.A. (incorporated by reference from the Exhibits to our Form 10-Q, SEC File No. 001-06453, filed January 5, 2011).
10.30
Third Amended and Restated Credit Agreement dated as of August 22, 1995 as amended and restated as of November 17, 2006 by and between National Semiconductor Corporation and Bank of America, N.A. (incorporated by reference from the Exhibits to our Form 10-Q, SEC File No. 001-06453, filed January 5, 2011).
10.31
First Amendment to Credit Agreement dated as of October 25, 2010 by and between National Semiconductor Corporation and Bank of America, N.A. (incorporated by reference from the Exhibits to our Form 10-Q, SEC File No. 001-06453, filed January 5, 2011).
10.32*	Amendment to the National Semiconductor Corporation 2009 Incentive Award Plan, effective April 4, 2011.
10.33*
Amendment to the National Semiconductor Corporation Stock Option Plan, 1997 Employees Stock Option Plan, Executive Officer Stock Option Plan, 2007 Employees Equity Plan and 2005 Executive Officer Equity Plan, effective April 4, 2011.

10.34*	Form of restricted stock unit agreement under the National Semiconductor Corporation 2009 Incentive Award Plan, for use with restricted stock unit grants made after April 4, 2011.
10.35*	Form of Amended and Restated Change of Control Employment Agreement entered into between National Semiconductor Corporation and each of Chue Siak Liu and Michael S. Polacek.
21.1	List of Subsidiaries and Affiliates.
23.1	Consent of Independent Registered Public Accounting Firm (included in Part IV).
24.1	Power of Attorney.
31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.
101.1	Interactive Data File.

+
Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. National agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

*
Management contract or compensatory plan or arrangement.